Form 10-Q
period 2005-07-02
TWC Holding LLC
filed 2005-08-16
CIK 1326531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-124826

TWC Holding LLC

(Exact name of registrant as specified in its charter)

Delaware	59-3781176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10825 Kenwood Road, Cincinnati, Ohio	42542
(Address of principal executive offices)	(Zip Code)

(513) 794-9800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

TWC Holding LLC

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Unaudited Condensed Consolidated Balance Sheets at December 31, 2004 and July 2, 2005

Unaudited Condensed Consolidated Statements of Operations for the thirteen weeks and twenty six weeks Ended June 30, 2004 and July 2, 2005

Unaudited Condensed Consolidated Statements of Cash Flows for the thirteen weeks and twenty six weeks Ended June 30, 2004 and July 2, 2005

Notes to Unaudited Consolidated Consolidated Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclousres About Market Risk

Item 4. Controls and Procedures

Forward-Looking Statements

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Part 1 Financial Information

Item 1.                                                                                                                                                                                                                                                                     Financial Statements

TWC Holding LLC

Consolidated Balance Sheets

(Unaudited)

	December 31,
	2004	July 2, 2005
Assets
Current assets
Cash and cash equivalents	$3,289,030	$3,097,706
Trade accounts receivable, net	13,856,294	11,833,111
Inventories	24,132,116	21,282,382
Prepaid expenses and other current assets	531,106	950,249
Total current assets	41,808,546	37,163,448

Property and equipment, net	32,794,239	38,068,631
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	19,475,418
Other noncurrent assets	5,675,939	7,816,028
Total assets	$179,674,641	$180,096,732

Liabilities and Stockholder’s/Members Equity
Current liabilities
Trade accounts payable	$6,167,826	$5,969,169
Accrued expenses	3,122,446	4,212,135
Accrued interest	6,796,875	6,230,469
Taxes payable	51,950	—
Total current liabilities	16,139,097	16,411,773
Deferred income taxes	912,067	1,824,067
Long-term debt	125,000,000	152,412,938
Total liabilities	142,051,164	170,648,778
Commitments and Contingencies

Stockholder’s equity/Members equity
Class A and Class B Membership Interests	37,500,000	14,038,007
Common stock issued and outstanding	—	—
Additional paid-in capital	146,400	156,383
Retained earnings	(22,923)	(4,746,436)
Total stockholder’s equity	37,623,477	9,447,954
Total liabilities and stockholder’s equity	$179,674,641	$180,096,732

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2004	July 2, 2005	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
Net sales	$44,821,208	$44,392,948	$80,923,839	$103,225,163
Cost of sales	37,915,653	36,418,430	67,668,529	88,801,955
Gross profit	6,905,555	7,974,518	13,255,310	14,423,208
Selling, general and administrative expenses	7,137,472	4,702,290	12,458,600	9,554,540
Operating profit	(231,917)	3,272,228	796,710	4,868,668
Other (expense) income
Interest income	301,019	65,153	506,553	98,934
Interest expense	(49,931)	(4,590,684)	(99,791)	(8,703,720)
Other income (expense), net	84,809	(107,664)	284,921	(27,225)
Total other income (expense)	335,897	(4,633,195)	691,683	(8,632,011)
Income before income taxes	103,980	(1,360,967)	1,488,393	(3,763,343)
Income tax (benefit) expense	13,700	404,050	41,052	960,170
Net income/(loss)	$90,280	$(1,765,017)	$1,447,341	$(4,723,513)

Pro forma income data (unaudited)
Income before income taxes	$103,980		$1,488,393
Pro forma income tax expense	249,509		949,825
Pro forma net income	$(145,529)		$538,568

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Consolidated Statement of Cash Flows

(Unaudited)

	Twenty-Six Weeks ended
	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)
Cash flows from operating activities
Net income (loss)	$1,447,341	$(4,723,513)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,386,904	1,911,292
Amortization of intangibles	—	2,347,292
Amortization of bond issuance cost	—	489,128
Deferred income tax (benefit) expense	—	912,000
Compensation expense for Employee Stock		9,983
Ownership Trust shares released and committed to be released	2,344,292	—
Compensation expense for stock options	713,433	—
Other equity based compensation plans	3,266,814
Stock compensation plans	(4,270,995)	—
Changes in assets and liabilities
Trade accounts receivable	1,189,462	2,023,183
Inventories	(4,693,075)	2,849,734
Prepaid expenses and other current assets	162,149	(419,143)
Other noncurrent asset	(56,901)	(38,625)
Trade accounts payable and accrued expenses	(1,961,207)	891,032
Accrued bond interest	—	846,552
Taxes payable	—	(51,950)
Net cash provided by (used in) operating activities	(471,783)	7,046,965
Cash flows from investing activities
Capitalized bond issuance cost		(2,590,612)
Payments received on notes receivable	610,100	—
Proceeds from the sale of investments	19,988,514	—
Purchase of investments	(30,007,514)	—
Capital expenditures	(2,382,720)	(7,185,684)
Net cash used in investing activities	(11,791,620)	(9,776,296)
Cash flows from financing activities
Change in book overdrafts	243,027	—
Net increase (decrease) in the line of credit	8,700,000
Proceeds from issuance of long-term debt	—	26,000,000
Principal payments on long-term debt	(629,305)	—
Return of Capital Dividend	—	(23,461,993)
Net cash provided by (used in) financing activities	8,313,722	2,538,007
Net (decrease) increase in cash and cash equivalents	(3,949,681)	(191,324)
Cash and cash equivalents
Beginning of period	5,290,667	3,289,030
End of period	$1,340,986	$3,097,706

The accompanying notes are an integral part of these consolidated financial statements.

1.                                      Organization and Basis of Presentation

TWC Holding LLC (the “Company” or “Successor”) and its wholly owned subsidiaries The Wornick Company, a Delaware corporation (“Wornick” or the “Operating Company”) and TWC Holding Corp were formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C.(collectively “Veritas”). Wornick and Veritas entered into an Asset Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation, which was consummated on June 30, 2004, and resulted in the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries. TWC Holding Corp. has no operations or assets and de minimus equity and was formed for the purpose of being a co-issuer of the Senior PIK notes described in Note 6.

The Company, through Wornick, produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense and commercial customers, as well as for its own consumer-branded products.

2.                                      Basis of Presentation

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended. Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures at the date of the financial statements and during the reporting period. Actual amounts could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 (File No. 333-124826) filed with the Securities and Exchange Commission.

As discussed in Note 1 above, the acquisition was consummated on June 30, 2004. As such, the financial information presented represents: (i) the Consolidated Balance Sheets of the Successor at December 31, 2004 and July 2, 2005, (ii) the Consolidated Statements of Operations of the Predecessor for the thirteen and twenty-six week periods ended June 30, 2004, (iii) the Consolidated Statements of Operations of the Successor for the thirteen and twenty-six week periods ended July 2, 2005, (iv) the Consolidated Statement of Cash Flows of the Predecessor for the twenty-six week period ended June 30, 2004 and (v) the Consolidated Statement of Cash Flows of the Successor for the twenty-six week period ended July 2, 2005.

As the Successor conformed its interim accounting periods to those of the Predecessor, the operating activity of the Successor for the period July 1, 2004 through July 3, 2004 is included in the results of the period ended October 2, 2004 of the Successor.  Its impact was not significant as operations were substantially shut down during the period from July 1, 2004 through July 3, 2004 to accommodate the closing of the June 30, 2004 acquisition.

For the purpose of these financial statements, references to the Predecessor thirteen week period ended June 30, 2004, reflect the result of operations for the period from April 4, 2004 to June 30, 2004 and references to the Predecessor twenty-six week period ended June 30, 2004, reflect the result of operations for the period from January 1, 2004 through June 30, 2004.

Certain items in the predecessor statement of operations have been reclassified to conform to current year presentations.  These reclassifications had no impact on previously reported net income or stockholder’s equity.

3.                                      Acquisition

On June 30, 2004 (the “Acquisition Date”), pursuant to the acquisition described above in Note 1, the Operating Company acquired all of the operating assets of the Predecessor. The acquisition was financed through a combination of debt and equity issuances. The Purchase price of $165.0 million included approximately $10.1 million of transaction costs. Goodwill of $77.6 million represented the excess of the acquisition cost over the estimated fair value of the identifiable assets acquired. The identifiable intangible assets relate to the value of existing long-term customer supply contracts in place at the Acquisition Date. The purchase price has been allocated to the assets acquired in accordance with the purchase method of accounting as follows:

Inventory	$27,062,776
Property and equipment	30,320,502
Intangible assets	24,170,000
Goodwill	77,573,207
Deferred debt issuance cost	4,458,990
Other noncurrent assets	1,449,777
$165,035,252

In financing the acquisition, the Operating Company received $165.5 million in proceeds from debt and equity financing, including a $3.0 million advance on a working capital facility.

Summary selected pro forma information of the Predecessor as though the transaction was completed at the beginning of the respective period presented (and as though the Operating Company was taxed as a C-Corporation) is as follows:

	Thirteen	Twenty-Six
	Weeks Ended	Weeks Ended
(in thousands of dollars)	June 30, 2004	June 30, 2004

Net sales	$44,821	$80,924
Net income (loss)	(3,370)	(5,950)

4.                                      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	December 31,	July 2,
	2004	2005

Raw materials	$15,187,856	$13,937,613
Work in process	1,838,828	1,358,557
Finished goods	7,105,432	5,986,212
	$24,132,116	$21,282,382

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	December 31,	July 2,
	2004	2005

Leasehold improvements	$1,771,322	$2,670,772
Machinery and equipment	26,166,475	27,743,006
Office equipment, fixtures and vehicles	2,395,476	1,881,820
Construction in progress	4,216,827	9,440,186
	34,550,100	41,735,784
Less: Accumulated depreciation and amortization	(1,755,861)	(3,667,153)
	$32,794,239	$38,068,631

Depreciation expense for the twenty-six week periods ended June 30, 2004 and July 2, 2005 was approximately $1,387,000 and $1,911,000, respectively.

5.                                      Intangible Assets

In connection with the acquisition described in Note 3, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date.  The original value of these contracts was $24,170,000 and their useful lives range from three to eight years.  Aggregate accumulated amortization of intangibles at December 31, 2004 and July 2, 2005 amounted to $2,347,290 and $4,694,582, respectively.  Expense related to amortization of intangible assets for the twenty-six week period ended July 2, 2005, amounted to $2,347,292.

Scheduled amortization of these assets is as follows:

July 3, 2005 through December 31, 2005	$2,347,288
2006	4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
Thereafter	528,158
$19,475,418

6.                                      Notes Payable and Long-Term Debt

A summary of long-term debt at December 31, 2004 and July 2, 2005, is as follows:

	December 31,	July 2,
	2004	2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

13-7/8% Senior secured PIK notes; due 2011	—	27,412,938
	125,000,000	152,412,938
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$152,412,938

In connection with the financing of the acquisition described in Note 3, the Company’s wholly owned subsidiary, Wornick, issued $125.0 million 10 7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides Wornick with $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events. Amounts outstanding under the Revolving Loan Agreements ($0 at December 31, 2004 and July 2, 2005) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% at December 31, 2004 and 6.25% at July 2, 2005) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of Wornick. The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes. In connection with completing the acquisition, the Operating Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Operating Company. This amount was subsequently repaid prior to December 31, 2004. There are no amounts outstanding under the revolving loan agreement at July 2, 2005.

The senior secured notes are collateralized by substantially all assets and other property of the Operating Company. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. Interest on the senior secured notes is payable semi-annually. Interest expense on the senior secured notes and revolving loan facility for the twenty-six week period ended July 2, 2005 amounted to $6,796,876 and $4,778, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement. Wornick is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because the Company is a holding company with no operations and has only its investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity.

Assuming the offering of the Senior PIK notes took place at the beginning of the year, the Company would have incurred approximately $415,000 of additional interest expense for the thirteen week period ended April 2, 2005.  Actual interest expense was approximately $919,000 and $1,413,000 for the thirteen and twenty-six week periods ended July 2, 2005.

7.                                      Income Taxes

In connection with the transactions described in Note 3, the Successor’s wholly owned subsidiary “Wornick” is taxed as a C-Corporation whereas, the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.  The Operating Company provides for income taxes utilizing the asset liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period.  Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.  The Operating Company has recorded deferred tax liabilities of approximately $1,824,000 related to the indefinite reversal period related to goodwill.

8.                                      Members Equity

TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. In connection with completing the Acquisition, certain members of Wornick management and outside directors received Class B interests. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to 7.875%, in aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests have received a return of their invested capital provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Operating Company, these awards are considered to be compensatory to the Operating Company over the vesting period. The total fair value of these class B interests as of their issuance date was determined to be $1,464,000. During the period ended April 2, 2005, certain members of management terminated their employment with Wornick and forfeited their Class B interests. As such, previously recognized compensation expense of approximately $78,000 was reversed which resulted in compensation income of approximately $44,000 for the thirteen week period ended April 2, 2005 related to the vesting provisions of these Class B interests.

On April 11, 2005, the Company issued additional Class B membership interests to recently retained senior management of the Operating Company.  These Class B membership interests will vest over a five year period.  Approximately $88,000 of compensation expense was recognized in the twenty-six week period ended July 2, 2005, resulting in net compensation expense for Class B membership interests for the twenty-six week period ended July 2, 2005 of $9,983.

9.                                      Operating Segment Information

The Company has two operating segments: the Right Away Division (“RAD”) and the Prepared Foods Division (“PFD”).  RAD is located in Texas and primarily sells its product to the U.S. Department of Defense.  PFD is located in Ohio and also sells directly to the U.S. Department of Defense as well as to commercial branded food companies and inter-segment sales to RAD.  Management evaluates segment performance based on several factors, including operating profit.

Consistent with the Predecessor’s internal management reporting, corporate operations for the Predecessor include investment and interest income, compensation expense for The Wornick Company (Predecessor) Employee Stock Ownership Trust (“ESOT”), stock options and other stock-based compensation expense and overhead costs.  Corporate assets primarily include investments in subsidiary guarantors (which are eliminated in consolidation), other investments and goodwill.  Other significant noncash items include compensation expense for ESOT shares released and committed to be released as well as compensation expense related to stock options and other stock-based compensation plans.

The Company’s sales by product line for the periods indicated are as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
(in thousands of dollars)	June 30, 2004	July 2, 2005	June 30, 2004	July 2, 2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)
DOD Sales
Meals Ready-to-Eat	$18,649	$25,072	$39,078	$58,765
Unitized Group Rations	16,592	7,715	24,518	22,300
Tray-Pack	1,348	1,511	2,410	2,218
Military Other	588	775	793	1,316
Total DOD sales	37,177	35,073	66,799	84,599
Co-manufactured	5,299	8,570	10,329	16,774
Branded	1,508	537	2,359	1,389
Other	837	213	1,437	463
	$44,821	$44,393	$80,924	$103,225

During the twenty-six week periods ended June 30, 2004 and July 2, 2005, the Company had one major customer, which accounted for approximately $66,799,000 and $84,599,000, or 82.5% and 82.0% of net revenue, respectively.  Approximately $10,528,000, or 78.0% and $7,613,000, or 64.3%, of net receivables were attributed to this customer at June 30, 2004 and July 2, 2005, respectively.

Unaudited reportable operating segment financial information for the thirteen week periods ended July 2, 2005 and June 30, 2004, is a follows (in thousands):

			Operating
	Trade	Inter-segment	Profit
Operating Segments	Revenue	Revenue	(Loss)

Right Away Division
June 30, 2004 (Predecessor)	36,259,041	—	3,134,541
July 2, 2005 (Successor)	33,627,700	—	7,190,901
Prepared Foods
June 30, 2004 (Predecessor)	8,562,167	7,882,881	1,665,239
July 2, 2005 (Successor)	10,765,248	7,465,984	(2,828,248)
Corporate
June 30, 2004 (Predecessor)	—	—	(5,031,697)
July 2, 2005 (Successor)	—	—	(1,017,519)
Eliminations
June 30, 2004 (Predecessor)	—	(7,882,881)	—
July 2, 2005 (Successor)	—	(7,465,984)	—
TWC Holding LLC
June 30, 2004 (Predecessor)	—	—	—
July 2, 2005 (Successor)	—	—	(72,906)
Total Company
June 30, 2004 (Predecessor)	44,821,208	—	(231,917)
July 2, 2005 (Successor)	44,392,948	—	3,272,228

Unaudited reportable operating segment financial information for the twenty-six week periods ended July 2, 2005 and June 30, 2004, is a follows (in thousands):

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
June 30, 2004 (Predecessor)	65,266,652	—	4,358,847	486,473		773,591
July 2, 2005 (Successor)	82,595,537	—	12,077,800	1,064,279	32,928,896	175,325
Prepared Foods
June 30, 2004 (Predecessor)	15,657,187	19,815,600	4,413,202	891,518		1,609,129
July 2, 2005 (Successor)	20,629,626	20,119,597	(5,064,532)	3,194,305	62,982,950	7,010,359
Corporate
June 30, 2004 (Predecessor)	—	—	(7,975,339)	8,913	—	—
July 2, 2005 (Successor)	—	—	(2,071,964)	341,400	112,499,592	—
Eliminations
June 30, 2004 (Predecessor)	—	(19,815,600)	—	—	—	—
July 2, 2005 (Successor)	—	(20,119,597)	—	—	(65,547,191)	—
TWC Holding LLC
June 30, 2004 (Predecessor)	—	—	—	—	—
July 2, 2005 (Successor)	—	—	(72,906)	147,728	37,232,485
Total Company
June 30, 2004 (Predecessor)	80,923,839	—	796,710	1,386,904		2,382,720
July 2, 2005 (Successor)	103,225,163	—	4,868,398	4,747,712	180,096,732	7,185,684

10.                               Condensed Consolidating Financial Information

The following information presents the unaudited condensed consolidating balance sheets of the Successor at December 31, 2004 and July 2, 2005, the unaudited condensed consolidating statements of operations of the Predecessor for the thirteen and twenty-six week periods ended June 30, 2004, the unaudited condensed consolidating statements of operations of the Successor for the thirteen and twenty-six week periods ended July 2, 2005 and the unaudited statement of cash flows of the Predecessor and Successor for the twenty-six week periods ended June 30, 2004 and July 2, 2005, respectively.

Condensed consolidated balance sheet as of December 31, 2004 (unaudited):

		The Wornick
	TWC Holding	Company	Subsidiary
	LLC	Delaware	Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$—	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	—	4,413,429	9,442,865	—	13,856,294
Interdivision receivables	—	4,822,266	—	(4,822,266)	—
Inventories	—	10,491,680	13,640,436	—	24,132,116
Prepaid expenses and other current assets	—	246,316	284,790	—	531,106
Total current assets	—	21,059,165	25,571,647	(4,822,266)	41,808,546
Investments in subsidiary guarantors	37,623,477	28,579,956	—	(66,203,433)	—
Property and equipment, net		25,845,617	6,948,622	—	32,794,239
Goodwill		77,573,207	—	—	77,573,207
Intangible assets, net		18,434,375	3,388,335		21,822,710
Other noncurrent assets		5,531,183	144,756	—	5,675,939
Total assets	$37,623,477	$177,023,503	$36,053,360	$(71,025,699)	$179,674,641
Liabilities and Members Equity
Current liabilities
Trade accounts payable	$—	$4,556,681	$1,611,145	$—	$6,167,826
Interdivision payables	—	101,605	4,720,661	(4,822,266)	—
Accrued expenses	—	1,980,848	1,141,598	—	3,122,446
Accrued interest	—	6,796,875	—	—	6,796,875
Taxes payable	—	51,950	—	—	51,950
Total current liabilities	—	13,487,959	7,473,404	(4,822,266)	16,139,097

Deferred tax liabilities	$—	$912,067	—	—	$912,067
Long-term debt, excluding current maturities	—	125,000,000	—	—	125,000,000
Total liabilities	—	139,400,026	7,473,404	(4,822,266)	142,051,164
Member’s equity
Members equity	37,500,000	—	—	—	37,500,000
Additional paid-in capital	146,400	37,646,400	26,624,729	(64,271,129)	146,400
Retained earnings/(deficit)	(22,923	(22,923)	1,955,227	(1,932,304)	(22,923)
Total Member’s equity (deficit)	37,623,477	37,623,477	28,579,956	(66,203,433)	37,623,477
Total liabilities and Member’s equity	$37,623,477	$177,023,503	$36,053,360	$(71,025,699)	$179,674,641

Condensed consolidated balance sheet as of July 2, 2005 (unaudited):

		The Wornick
	TWC Holding	Company	Subsidiary
	LLC	Delaware	Guarantors	Eliminations	Total

Assets
Current assets
Cash and cash equivalents	$216,435	$(2,486,855)	$5,368,126	$—	$3,097,706
Trade accounts receivable	—	4,193,943	7,639,168	—	11,833,111
Interdivision receivables	—	—	—	—	—
Inventories	—	11,429,558	9,852,824	—	21,282,382
Prepaid expenses and other current assets	29,667	459,114	461,468	—	950,249
Total current assets	246,102	13,595,760	23,321,586	—	37,163,448
Investments in subsidiaries	34,543,519	31,003,672	—	(65,547,191)	—
Property and equipment, net	—	31,597,296	6,471,335	—	38,068,631
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	16,498,750	2,976,668	—	19,475,418
Other noncurrent assets	2,442,864	5,213,857	159,307	—	7,816,028
Total assets	$37,232,485	$175,482,542	$32,928,896	$(65,547,191)	$180,096,732
Liabilities and Members Equity
Current liabilities
Trade accounts payable	$371,593	$4,729,615	$867,961	$—	$5,969,169
Interdivision payables	—	—	—	—	—
Accrued expenses	—	3,154,872	1,057,263	—	4,212,135
Accrued interest	—	6,230,469	—	—	6,230,469
Total current liabilities	371,593	14,114,956	1,925,224	—	16,411,773

Deferred tax liabilities	—	1,824,067	—	—	1,824,067
Long-term debt, excluding current maturities	27,412,938	125,000,000	—	—	152,412,938
Total liabilities	27,784,531	140,939,023	1,925,224	—	170,648,778
Members equity
Members equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	156,383	37,656,383	26,624,729	(64,281,112)	156,383
Retained earnings	(4,746,436)	(3,112,864)	4,378,943	(1,266,079)	(4,746,436)
Total members equity (deficit)	9,447,954	34,543,519	31,003,672	(65,547,191)	9,447,954
Total liabilities and members equity	$37,232,485	$175,482,542	$32,928,896	$(65,547,191)	$180,096,732

Condensed consolidated statement of operations of the Predecessor for the thirteen week period from April 4, 2004 through June 30, 2004 (unaudited):

		Subsidiary
	Parent	Guarantors	Eliminations	Total

Net sales	$16,445,048	$36,259,041	$(7,882,881)	$44,821,208
Cost of sales	13,649,243	32,149,291	(7,882,881)	37,915,653
Gross profit	2,795,805	4,109,750	—	6,905,555
Selling, general and administrative expenses	6,162,263	975,209	—	7,137,472
Operating (loss) profit	(3,366,458)	3,134,541	—	(231,917)
Other income (expense)
Interest income	285,614	15,405	—	301,019
Interest expense	(45,543)	(4,388)	—	(49,931)
Executive/administration income (expense)	724,500	(724,500)	—	—
Other income, net	92,912	(8,103)	—	84,809
Equity in earnings of subsidiary guarantors	2,412,955	—	(2,412,955)	—
Total other income (expense)	3,470,438	(721,586)	(2,412,955)	335,897
Income before income taxes	103,980	2,412,955	(2,412,955)	103,980
Income tax expense	13,700	—	—	13,700
Net income	$90,280	$2,412,955	$(2,412,955)	$90,280

Condensed consolidated statement of operations of the Successor for the Thirteen week period from April 3, 2005 through July 2, 2005 (unaudited):

		The Wornick
	TWC	Company	Subsidiary
	Holding LLC	Delaware	Guarantors	Eliminations	Total

Net sales	$—	$18,231,232	$33,627,700	$(7,465,984)	$44,392,948
Cost of sales	—	18,807,855	25,076,559	(7,465,984)	36,418,430
Gross profit	—	(576,623)	8,551,141	—	7,974,518
Selling, general and administrative expenses	72,906	3,269,144	1,360,240	—	4,702,290
Operating (loss) profit	(72,906)	(3,845,767)	7,190,901	—	3,272,228
Other income (expense)
Interest income	—	4,163	60,990	—	65,153
Interest expense	(1,021,547)	(3,569,137)	—	—	(4,590,684)
Executive/administration income (expense)	—	5,786,998	(5,786,998)	—	—
Other (expense) income, net	—	(95,337)	(12,327)	—	(107,664)
Equity in earnings (loss) of subsidiaries	(670,564)	1,452,566	—	(782,002)	—
Total other income (expense)	(1,692,111)	3,579,253	(5,738,335)	(782,002)	(4,633,195)
Income (loss) before income taxes	(1,765,017)	(266,514)	1,452,566	(782,002)	(1,360,967)
Income tax expense	—	404,050	—	—	404,050
Net income (loss)	$(1,765,017)	$(670,564)	$1,452,566	$(782,002)	$(1,765,017)

Condensed consolidated statement of operations of the Predecessor for the twenty-six week period from January 1, 2004 through June 30, 2004 (unaudited):

		Subsidiary
	Parent	Guarantors	Eliminations	Total

Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,645,754	(19,815,600)	67,668,529
Gross profit	6,634,412	6,620,898	—	13,255,310
Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,358,847	—	796,710
Other income (expense)
Interest income	483,029	23,524	—	506,553
Interest expense	(95,403)	(4,388)	—	(99,791)
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	192,009	—	284,921
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(271,855)	(4,086,992)	691,683
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393
Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of operations of the Successor for the twenty-six week period from January 1, 2005 through July 2, 2005 (unaudited):

		The Wornick
	TWC Holding	Company	Subsidiary
	LLC	Delaware	Guarantors	Eliminations	Total

Net sales	$—	$40,749,223	$82,595,537	$(20,119,597)	$103,225,163
Cost of sales	—	41,238,078	67,683,474	(20,119,597)	88,801,955
Gross profit	—	(488,855)	14,912,063	—	14,423,208
Selling, general and administrative expenses	72,906	6,647,371	2,834,263	—	9,554,540
Operating (loss) profit	(72,906)	(7,136,226)	12,077,800	—	4,868,668
Other income (expense)
Interest income	—	10,578	88,356	—	98,934
Interest expense	(1,560,666)	(7,142,960)	(94)	—	(8,703,720)
Executive/administration income (expense)	—	9,881,150	(9,881,150)	—	—
Other (expense) income, net	—	(166,029)	138,804	—	(27,225)
Equity in earnings(loss) of subsidiaries	(3,089,941)	2,423,716	—	666,225	—
Total other income (expense)	(4,650,607)	5,006,455	(9,654,084)	666,225	(8,632,011)
Income (loss) before income taxes	(4,723,513)	(2,129,771)	2,423,716	666,225	(3,763,343)
Income tax expense	—	960,170	—	—	960,170
Net income (loss)	$(4,723,513)	$(3,089,941)	$2,423,716	$666,225	$(4,723,513)

Condensed consolidated statement of cash flows of the Predecessor for the twenty-six week period from January 1, 2004 through June 30, 2004 (unaudited):

		Subsidiary
	Parent	Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,086,992	—
Compensation expense for Employee Stock Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables/payables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)
Cash flows from investing activities
Payments received on notes receivable	610,100	—	—	610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchases of investments	(30,007,514)	—	—	(30,007,514)
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash used in investing activities	(11,018,029)	(773,591)	—	(11,791,620)
Cash flows from financing activities
Change in book overdraft	990,692	(747,665)	—	243,027
Net increase in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash provided by (used in) financing activities	9,072,596	(758,874)	—	8,313,722
Net decrease in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)
Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows of the Successor for the twenty-six week period from January 1, 2005 through July 2, 2005 (unaudited):

		The Wornick
	TWC Holding	Company	Subsidiary
	LLC	Delaware	Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(4,723,513)	$(3,089,941)	$2,423,716	$666,225	$(4,723,513)
Adjustments to reconcile net income to net cash provided by (used-in) operating activities
Depreciation of property and equipment	—	1,258,680	652,612	—	1,911,292
Amortization of intangibles	—	1,935,625	411,667	—	2,347,292
Amortization of bond issuance cost	147,728	341,400	—	—	489,128
Equity in earnings of subsidiary guarantors	3,089,941	(2,423,716)	—	(666,225)	—
Deferred tax liability	—	912,000	—	—	912,000
Compensation expense for stock options	—	9,983	—	—	9,983
Changes in assets and liabilities
Trade accounts receivable		219,486	1,803,697	—	2,023,183
Interdivisional receivables/payables, net		4,720,661	(4,720,661)	—	—
Inventories		(937,878)	3,787,612	—	2,849,734
Prepaid expenses and other current assets	(29,667)	(212,798)	(176,678)	—	(419,143)
Other noncurrent asset	—	(24,074)	(14,551)	—	(38,625)
Trade accounts payable and accrued expenses	371,593	1,346,958	(827,519)	—	891,032
Payment-in-kind interest and bond interest	1,412,958	(566,406)	—	—	846,552
Taxes Payable		(51,950)	—	—	(51,950)
Net cash provided by (used-in) operating activities	269,040	3,438,030	3,339,895	—	7,046,965
Cash flows from investing activities
Capitalized bond issuance cost	(2,590,612)	—	—	—	(2,590,612)
Capital expenditures	—	(7,010,359)	(175,325)	—	(7,185,684)
Net cash used in investing activities	(2,590,612)	(7,010,359)	(175,325)	—	(9,776,296)
Cash flows from financing activities
Proceeds from issuance of long-term debt	26,000,000	—	—	—	26,000,000
Return of Capital Payments	(23,461,993)	—	—	—	(23,461,993)
Net cash provided by financing activities	2,538,007	—	—	—	2,538,007
Net increase (decrease) in cash and cash equivalents	216,435	(3,572,329)	3,164,570	—	(191,324)
Cash and cash equivalents
Beginning of period	—	1,085,474	2,203,556	—	3,289,030
End of period	$216,435	$(2,486,855)	$5,368,126	$—	$3,097,706

Item 2.                                   Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the acquisition transaction discussed below and in Note 3 to our unaudited Consolidated Financial Statements, the following discussion relates to the financial condition and results of operations of our Company, or the “Successor” as of and for the periods ended July 2, 2005.  Included in our discussions are the results of operations of our predecessor company, or the “Predecessor” for the periods ended June 30, 2004.  This section should be read in conjunction with our unaudited Consolidated Financial Statements and considered with “—Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statement,” included elsewhere in our filing.

As a result of the acquisition transaction in which we acquired our business and related financings, the historical consolidated financial data of the Predecessor may not be comparable to the Successor’s consolidated financial data.  Most notably, the liquidity position of the Successor is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004, as well as the revaluation of the assets and liabilities as a result of applying purchase accounting.

Our Company

Through our wholly owned subsidiary, “Wornick”, we are the leading supplier of individual and group military field rations to the Department of Defense (the “DoD”).  We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals Ready-to-Eat, Unitized Group Rations-A and the polymeric trays used in the Unitized Group Rations-Heat & Serve program.  Our customers also include Kraft Foods, Inc., Gerber Products Company, Quaker Oats Company, the Canadian Ministry of Defense, retail and grocery stores including Walgreen Company, 7-Eleven, Inc., The Kroger Company, Publix Super Markets and Meijer.

The Transaction

On December 3, 2003, our Operating Company “Wornick” and Veritas Capital Management II, L.L.C. entered into an Assets Purchase and Sale Contract with the Predecessor and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation.  The gross purchase price of the business was $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent as escrow for the sellers’ obligations under the Assets Purchase and Sale Contract.  The acquisition transaction closed on June 30, 2004.

Wornick funded the purchase price and the related fees and expenses with the proceeds of its offering of the original notes and the equity investments in TWC Holding LLC as follows:

•                  the purchase by the equity investors of Class A interests in TWC Holding LLC for $37.5 million in cash; and

•                  the contribution by TWC Holding LLC to the capital of the Successor of all cash received by it from the equity investors; and

•                  net proceeds to the Successor of approximately $121.0 million from the issuance and sale of the original $125.0 million of senior notes; and

•                  advance of $3.0 million under the Successor’s working capital facility.

The closing of the offering of the original notes occurred simultaneously with the closing of the Acquisition, the Wornick new working capital facility (described below) and the other financing transactions described above.

Wornick entered into a new senior secured revolving working capital credit facility of up to $25 million concurrently with the closing of the Acquisition and the offering. The Operating Company makes monthly interest payments on amounts borrowed under the facility at an annual adjustable interest rate calculated in accordance with the terms of the applicable promissory note.

Results of Operations

Comparison of the thirteen weeks ended July 2, 2005 to the thirteen weeks ended June 30, 2004

Net Sales.  Our net sales for the thirteen weeks ended July 2, 2005 were $44.4 million, representing a decrease of approximately $428,000, or 1%, compared to net sales of $44.8 million for the thirteen week period ended June 30, 2004. The decrease in net sales resulted primarily from lower military sales to the DoD of $2.1 million (increased MRE sales of approximately $6.4 million, decreased Unitized Group Rations-A (UGR-A’s) of approximately $8.9 million, increased Tray-Pack and other military sales of approximately $350,000) and increased Co-manufacturing sales of approximately $3.3 million ($2.1 million in new business initiatives in fiscal year 2005, increased sales to Gerber and Kraft $1.1 million) offset by lower sales of our Branded and other product lines of approximately $1.6 million.

Gross Profit.  Our gross profit for the thirteen weeks ended July 2, 2005 was $8.0 million, representing an increase of approximately $1.1 million, or 15.5%, compared to gross profit of $6.9 million for the thirteen weeks ended June 30, 2004. As a percentage of net sales, our gross profit was 18.0% and 15.4% for the thirteen weeks ended July 2, 2005 and June 30, 2004, respectively.  Gross profit on sales to the DoD increased by $2.2 million or 37.6% (approximately $8.0 million and $5.8 million, for the thirteen week periods ended July 2, 2005 and June 30, 2004, respectively) due to higher prices and volumes on the current MRE-25 base contract which began in the current quarter as compared to add-on and surge volumes and pricing under the MRE-24 contract for the thirteen week period ended June 30, 2004 .  Gross profit on Co-manufacturing sales was 7.3% versus 13.2% for the thirteen weeks ended July 2, 2005 and June 30, 2004 respectively.  This represents a decrease of approximately $71,000 largely attributable to Co-manufacturing start-up inefficiencies of new contracts.    Branded gross profit decreased by approximately $1.0 million, primarily due to lower than expected sales volumes and current period charges against inventory for excess and obsolete of approximately $336,000.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended July 2, 2005 were $4.7 million, representing a decrease of approximately $2.4 million, or 34.1%, compared to selling, general and administrative expenses of $7.1 million for the thirteen weeks ended June 30, 2004.  Selling, general and administrative expenses were 10.6% of net sales for the thirteen weeks ended July 2, 2005 as compared to 15.9% for the thirteen weeks ended June 30, 2004.  The decrease was largely due to equity based compensation charges recorded by the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in 2005 and which were partially offset by charges related to increased depreciation and amortization related to the acquisition that was completed on June 30, 2004 and resulted in a charge to income from operations of approximately $1.2 million for amortization of intangible assets.

Operating Profit.  Our profit from operations was approximately $3.3 million for the thirteen weeks ended July 2, 2005, representing an increase of approximately $3.5 million, compared to an operating loss of approximately $232,000 for the thirteen weeks ended June 30, 2004. This increase in profit from operations resulted from decreased cost associated with the various Predecessor stock compensation plans described above and increased MRE volume and pricing for the thirteen weeks ended July 2, 2005 as compared to thirteen weeks ended June 30, 2004.

Interest Expense.  Our interest expense for the thirteen weeks ended July 2, 2005 was approximately $4.6 million, representing an increase of approximately $4.5 million compared to interest expense of approximately $50,000 for the thirteen weeks ended June 30, 2004. The increase in interest expense resulted from the issuance of Wornick’s $125 million principal amount of our long-term debt, which accounts for approximately $3.4 million of interest expense, approximately $171,000 in bond issue cost amortization.  The remaining charges to interest expense relate to the issuance our Senior PIK Note.  Interest expense and amortization of bond issuance cost for the thirteen week period ended July 2, 2005 was approximately $919,000 and $103,000, respectively.

Interest Income.  Our interest income for the thirteen weeks ended July 2, 2005 was approximately $65,000, representing an decrease of approximately $236,000 compared to interest income of approximately $301,000 for the thirteen weeks ended June 30, 2004. The decrease in interest income resulted from interest earned on investments held by the Predecessor which were not purchased by Wornick in the acquisition transaction.

Other Income (Expense), Net.  Our other income (expense), net for the thirteen weeks ended July 2, 2005 was approximately ($108,000), representing a decrease of approximately $192,000 compared to other income (expense), net of approximately $85,000 for the thirteen weeks ended June 30, 2004. The decrease in other income was partially the result of the reductions of approximately $91,000 of U.S. government payments from the Value Engineering Change program (the “VE program”).  The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the Defense Supply Center Philadelphia (“DSCP”). Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP, which is responsible for the procurement of military field rations for the DoD, of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.  Other expense was also increased as the result of $75,000 in management fees to Veritas.  The remaining decreases are attributable to approximately $20,000 in other minor expenses and approximately $5,000 in gains on sale of fixed assets by the Predecessor Company.

Income Tax Expense.  Expenses related to federal, state and local taxes for the thirteen weeks ended July 2, 2005 was approximately $404,000 compared to approximately $14,000 for the thirteen weeks ended June 30, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax whereas the Wornick Company is taxed as a C-Corporation.  During the thirteen weeks ended July 2, 2005, Wornick recorded approximately $456,000 of additional deferred tax liabilities related to the indefinite reversal period related to Goodwill and approximately $52,000 of income related to reversals of local and city taxes at our Prepared Foods Division.

Net Income (Loss).  As a result of the foregoing, we incurred a net loss of approximately $1.8 million for the thirteen weeks ended July 2, 2005, representing a decrease in net income of approximately $1.9 million compared to net income of approximately $90,000 in the thirteen weeks ended June 30, 2004.

Comparison of the twenty-six weeks ended July 2, 2005 to the twenty-six weeks ended June 30, 2004

Net Sales.  Our net sales for the twenty-six weeks ended July 2, 2005 were $103.2 million, representing an increase of approximately $22.3 million, or 27.6%, compared to net sales of $80.9 million for the twenty-six weeks ended June 30, 2004. The increase in net sales resulted primarily from increased sales to the DoD of approximately $17.8 million (increased net sales of MRE $19.7 million, decreased net sales of URG-A $2.2 million and increased Tray-pack and other military sales of approximately $331,000).  Co-manufacturing net sales increased approximately $6.4 million due primarily to new Co-manufacturing projects of approximately $4.2 million (Quaker $2.1 million, Keefe $2.0 million and DelMonte $78,000) and increased sales volumes on Kraft ($937,000) and Gerber ($1.3 million).  Increased military and Co-manufacturing net sales were partially offset by decreased net sales on Branded and other product sales of approximately $1.9 million.

Gross Profit.  Our gross profit for the twenty-six weeks ended July 2, 2005 was $14.4 million, representing an increase of approximately $1.2 million, or 8.8%, compared to gross profit of $13.3 million for the twenty-six weeks ended June 30, 2004. As a percentage of net sales, our gross profit was 14.0% and 16.4% for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively.  Gross profit on sales to the DoD increased by approximately $2.2 million or 19.5% (approximately $13.7 million and $11.5 million, for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively) due to higher volumes and higher base prices on MRE 25 contract sales as compared to pricing on add-on and surge pricing under the MRE 24 contract. As a percentage of sales, gross profit on DoD sales decreased by approximately 1% (16.3% as compared to 17.2% for the twenty-six weeks ended July 2, 2005 and June 30, 2004, respectively) due to lower surge pricing on sales of MRE’s in the first thirteen weeks of fiscal 2005.  Co-manufacturing gross profit increased by $249,000 or 17.3% due to higher than anticipated volumes offset by new start-up cost on new Co-manufacturing contracts.  As a percentage of sales, Co-manufacturing gross profit decreased by 3.9% (10.1% as compared to 14.0% for the twenty-six weeks ended July 2, 2005 and June 30, 2005, respectively) due to start-up cost on new contracts.  Gross profit on Branded net sales decreased by approximately $1.4 million due to decreased sales volumes and charges related to excess and obsolete inventory.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the twenty-six weeks ended July 2, 2005 were $9.6 million, representing a decrease of $2.9 million, or 23.3%, compared to selling, general and administrative expenses of approximately $12.5 million for the twenty-six weeks ended June 30, 2004.  Selling, general and administrative expenses were 9.3% of net sales for the twenty-six weeks ended July 2, 2005 as compared to 15.4% for the twenty-six weeks ended June 30, 2004.  The decrease was largely due to equity based compensation charges recorded by the Predecessor relating to value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in the first twenty-six weeks of 2005 and which were partially offset by charges related to increased depreciation and amortization related to the acquisition that was completed on June 30, 2004 and resulted in a charge to income from operations of approximately $2.3 million for amortization of intangible assets.  The remaining difference relates to TWC Holding in which we incurred charges of approximately $73,000 associated with Senior PIK Note.

  Operating Profit.  Our profit from operations was approximately $4.9 million for the twenty-six weeks ended July 2, 2005, representing an increase of approximately $4.1 million compared to operating profit of approximately $797,000 for the twenty-six weeks ended June 30, 2004. This increase in operating profit primarily resulted from higher sales volumes and prices on sales of MRE’s to the DoD which was offset by increased cost in depreciation and amortization of intangibles associated with the acquisition.  Acquisition cost were partially offset by decreases in selling, general and administrative expenses associated with the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans that did not recur in 2005.

Interest Expense.  Our interest expense for the twenty-six weeks ended July 2, 2005 was approximately $8.7 million, representing an increase of approximately $8.6 million, compared to interest expense of approximately $100,000 for the twenty-six weeks ended June 30, 2004. The increase in interest expense was due to approximately $6.8 million in interest expense resulting from the issuance of the $125 million 10 7/8% Senior Secured Notes and $341,00 in amortization of bond issuance cost for the twenty-six weeks ended July 2, 2005.  The remaining charges to interest expense relate to the issuance our Senior PIK Note.  Interest expense and amortization for the twenty-six week period ended July 2, 2005 was approximately $1.4 million and $148,000, respectively.

Interest Income.  Our interest income for the twenty-six weeks ended July 2, 2005 was approximately $99,000, representing a decrease of approximately $408,000 compared to interest income of approximately $507,000 for the twenty-six weeks ended June 30, 2004. The decrease in interest income resulted primarily from short-term investments held by the Predecessor that were not purchased in the acquisition on June 30, 2004.

Other Income(Expense), Net.  Our other income (expense), net for the twenty-six weeks ended July 2, 2005 was approximately ($27,000), representing a decrease of approximately $312,000, compared to other income (expense) of $285,000 for the twenty-six weeks ended June 30, 2004. This decrease in other income (expense) was the result of final settlement on prior period U.S. Government contracts by the Predecessor which resulted in approximately $176,000 of other income.  Other income (expense) was also increased by approximately $150,000 relating to management fees paid to Veritas.

Income Tax Expense.  Expenses related to federal, state and local taxes for the twenty-six weeks ended July 2, 2005 was approximately $960,000 compared to approximately $41,052 for the twenty-six weeks ended June 30, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax where as the Wornick Company is taxed as a
C-Corporation.  During the twenty-six weeks ended July 2, 2005, we recorded approximately $912,000 of additional deferred tax liabilities related to the indefinite reversal period related to Goodwill and approximately $100,000 for Ohio Franchise taxes, which were offset by reversal of approximately $52,000 for local Ohio income taxes recorded in prior periods.

Net Income.  As a result of the foregoing, we incurred a net loss of approximately $4.7 million for the twenty-six weeks ended July 2, 2005, representing a decrease in net income of approximately $6.2 million compared to net income of approximately $1.5 million for the twenty-six weeks ended June 30, 2004.

Operating Segment Results

Comparison of the thirteen weeks ended July 2, 2005 to the thirteen weeks ended June 30, 2004

Net Sales.  Net sales for our Right Away Division (“RAD”) segment decreased by approximately $2.6 million primarily due to a decreased sales to the DoD (increased MRE sales $6.4 million and decreased URG-A sales $8.9 million).   Net sales for our Prepared Foods Division (“PFD”) increased approximately $2.2 million (excluding inter-segment sales of approximately $7.5 million for the thirteen weeks ended July 2, 2005 and $7.9 million for the thirteen weeks ended June 30, 2004).  The increase in PFD sales is primarily due to increased Co-manufacturing sales of approximately $3.3 million offset by lower sales of our Branded products of approximately $1.0 million.

Operating Profit.  Profit from operations increased by approximately $4.1 million for the RAD segment.  Included in the operating profit for the RAD segment is an estimated $2.8 million in gross profit that would have been previously recognized by our PFD segment.  Increased volume and pricing on MRE shipments in the thirteen weeks ended July 2, 2005 contributed to the remaining increase in operating profit which were offset by charges for amortization of intangibles acquired in the purchase of approximately $206,000 and pricing pressure on UGR-A sales outside the continental United States.  Profit from operations decreased by approximately $4.5 million for the PFD segment.  This decrease is largely attributable to the estimated $2.8 million of gross profit included in our RAD segment, offset by approximately $351,000 in tray-pack and Co-manufacturing gross profit and additional charges to selling, general and administrative expenses for amortization of intangibles of approximately $968,000.  The remaining decrease is primarily attributable to our Branded and Other products due to lower sales volumes and charges against inventory of approximately $1.1 million.

Comparison of the twenty-six week ended July 2, 2005 to the twenty-six weeks ended June 30, 2004

Net Sales.  Net sales for the RAD segment increased by $17.3 million due to increased sales to the DoD.  Net sales for the PFD segment increased approximately $5.0 million (excluding inter-segment sales of approximately $20.1 million for the twenty-six weeks ended July 2, 2005 and $19.8 million for the twenty-six weeks ended June 30, 2004).  The increase in PFD sales is attributable to the increase in Co-manufacturing net sale of approximately $6.4 which was offset by decreased Branded and tray pack sales of approximately $1.2 million.

Operating Profit.  Profit from operations increased by approximately $7.7 million for the RAD segment.  Included in operating profit for the RAD segment is an estimated $5.0 million of gross profit that would have been previously recognized by our PFD segment.  Increased volume and pricing on MRE shipments to the DoD in the first twenty-six week of 2005 contributed to the remaining increase offset by charges for amortization of intangibles acquired in the purchase of approximately $412,000 and continued pricing pressure and sales volumes on URG-A sales outside of the continental United States.  Profit from operations decreased by approximately $9.5 million for the PFD segment.  This decrease was primarily attributable to a reduction in operating profits from DoD sales of approximately $5.9 million ($5.0 million of gross profit included in our RAD segment and approximately $900,000 related to the change in mix of surge and add-on MRE case sales in the first thirteen weeks of 2005), decreased gross profits from our Branded products of approximately $1.4 million due to decreased sales volumes and charges against Branded inventory for excess and obsolete.   The remaining decrease in operating profit for our PFD segment is due to additional charges to selling, general and administrative expense for approximately $1.9 million related to amortization of intangibles and approximately increased selling, general and administrative departmental charges of approximately $300,000 primarily related to IT spending ($95,000), employee recruiting and training and marketing ($245,000), Engineering ($88,000) and offset by other decreased departmental savings of approximately ($128,000) and offset by savings in other departments.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for twenty-six weeks ended July 2, 2005 and June 30, 2004:

	Predecessor	Successor
	Twenty-Six	Twenty-Six
	Period Ended	Period Ended
	June 30, 2004	July 2, 2005
Net cash provided by (used-in):
Operating activities	$(471,783)	$7,046,945
Investing activities	(11,791,620)	(9,776,296)
Financing activities	8,313,722	2,538,007
Capital expenditures	(2,382,720)	(7,185,684)

Operating Activities. Net cash provided by (used in) operating activities was approximately $7.0 million and ($472,000) for the Successor twenty-six week period ended July 2, 2005, and the Predecessor twenty-six week period ended June 30, 2004, respectively.  Cash generated from operations increased during the first twenty-six week period ended July 2, 2005 compared to the Predecessor twenty-six week period ended June 30, 2004 due mostly to increased sales to the DoD and our Co-manufacturing customers, and increased by collections of trade receivables and reductions in current period inventory levels.

Investing Activities. Net cash (used in) investing activities was approximately $(9.8) million and $(11.8) million for the Successor twenty-six week period ended July 2, 2005 and the Predecessor twenty-six week period ended June 30, 2004, respectively.  The change in the Successor twenty-six week period ended July 2, 2005 was primarily the result of reduced net investment activity of the Predecessor of approximately $(10.0) million and principle payments received by the Predecessor on notes receivable of approximately $610,000 which were offset by increased capital expenditures of approximately $2.4 million.  Capital expenditures were approximately $7.2 million and $2.4 million for the periods ended July 2, 2005 and June 30, 2004, respectively.  The remaining difference is due to capitalized bond issuance cost related to the issuance of our Senior PIK Note on February 11, 2005.

Financing Activities. Net cash provided by (used in) financing activities was approximately $2.5 million and $8.3 million for the Successor twenty-six week period ended July 2, 2005 and the Predecessor twenty-six week period ended June 30, 2004, respectively.  Financing activity in the first twenty-six week period ended July 2, 2005 related to the issuance of the Senior PIK noted discussed below.  Activity of the Predecessor for the twenty-six week period ended June 30, 2004 was primarily associated with borrowings against it credit facility of approximately $8.7 million offset by principle payments on it’s long-term debt arrangement of approximately $(629,000).  The remaining difference relates to book overdrafts of approximately $243,000.

Long-Term Debt Expenditures

In connection with the closing of the acquisition transactions on June 30, 2004, the Predecessor’s long-term debt was repaid, and we issued $125 million in Senior Secured Notes and entered into our new working capital facility. As a result, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis.  We incurred approximately $7.1 million of interest expense (including approximately $341,000 of bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the twenty-six week period ended July 2, 2005. To the extent we have borrowings outstanding under our working capital facility, we will have additional cash interest payments. Our borrowings against our working capital facility was $0 at July 2, 2005.

The indenture governing the Senior Secured Notes, and our new working capital facility, impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition, our new working capital facility requires us to meet certain financial ratios and financial condition tests.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 net of a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because the Company is a holding company with no operations and has only its investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity.

We expect our remaining capital expenditures in 2005 to be approximately $1.0 million, primarily to support plant renewal, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility.  As of July 2, 2005, we had no borrowings under the working capital facility.  We have incurred approximately $5,000 in interest expense on the working capital facility since December 31, 2004.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will be utilized to meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations, our revolving line of credit facility and our anticipated growth, we believe that the cash flows generated by operations and our revolving line of credit will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.                                                           Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since most of our purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Our sales to the Canadian military comprised approximately 1% of our sales in 2004, on a pro forma basis, and we anticipate entering into, from time to time,  foreign currency forward contracts and other hedges to manage our exposure to fluctuations in foreign currency exchange rates for the Canadian dollar, the impact of which is not significant.  Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk.  In addition, because our customary contract terms pass through increase in cost of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk.  Other than with respect to our sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk.  We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.

We had no exposure to variable rates at July 2, 2005.  We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

Item 4.                                                           Controls and Procedures

Based on a recent evaluation, as of the end of the period covered by the Quarterly Report on Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e) are effective in timely alerting them to material information relating to the Company required to be included in periodic reports filed or submitted under the Securities and Exchange Act of 1934, as amended.

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen week period ended July 2, 2005, constituting the Company’s latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things:

•                  our liquidity and capital resources;

•                  our contracts with the U.S. Government;

•                  the U.S. Department of Defense budget in general and U.S. military activity in particular;

•                  our co-manufacturing plans;

•                  competitive pressures and trends in our industry;

•                  prevailing interest rates;

•                  legal proceedings and regulatory matters;

•                  other risks related to our Senior Secured Notes (including the value of the collateral);

•                  statements with respect to the Transactions (as defined herein);

•                  general economic conditions; and

•                  our development and expansion plans and expectations for the future.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and may adversely affect us. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.

PART II – OTHER INFORMATION

Item 1.                                                           Legal Proceedings.

We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations, financial position or cash flows.

Item 2.                                                           Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                                                           Defaults Upon Senior Notes.

None.

Item 4.                                                           Submission of Matters to a Vote of Securities Holders.

None.

Item 5.                                                           Other Information.

None.

Item 6.                                                           Exhibits.

No.	Description

3.1*	Certificate of formation of TWC Holding LLC, filed with the Delaware Secretary of State on January 29, 2004

3.2*	Limited Liability Company Operating Agreement of TWC Holding LLC, dated as of June 30, 2004

3.3*	Amendment No. 1 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective as of August 18, 2004

3.4*	Amendment No. 2 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective as of April 11, 2005

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

*             Incorporated herein by reference to the Registrant’s Registration Statement on Form S-4 (File No. 333-124826) filed with the Commission on May 12, 2005

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWC Holding LLC
(Registrant)

Date: August 16, 2005	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2005	By:	/s/ Brian A. Lutes
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)