Form 10-Q
period 2005-10-01
TWC Holding LLC
filed 2005-11-15
CIK 1326531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 333-124826

The TWC Holding LLC

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes    ☒  No

TWC Holding LLC

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)
Unaudited Condensed Consolidated Balance Sheets at December 31, 2004 and October 1, 2005

Unaudited Condensed Consolidated Statements of Operations of the Successor for the thirteen week period ended October 2, 2004 and October 1, 2005 and for the thirty-nine week period ended October 1, 2005

Unaudited Condensed Statement of Operations of the Predecessor for the twenty-six week period ended June 30, 2004

Unaudited Condensed Consolidated Statements of Cash Flows of the Successor for the thirteen week period ended October 2, 2004 and thirty nine week period ended October 1, 2005

Unaudited Condensed Consolidated Statement of Cash Flows of the Predecessor for the twenty-six week period ended June 30, 2004

Notes to Unaudited Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclousres About Market Risk

Item 4. Controls and Procedures Forward-Looking Statements

Forward-Looking Statements

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults Upon Senior Securities

Item 4. Submissions of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

Part I - FINANCIAL INFORMATION

Item 1.

Financial Statements

TWC Holding LLC

Condensed Consolidated Balance Sheets

(Unaudited)

	December 31,	October 1,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$3,289,030	$505,939
Trade accounts receivable, net	13,856,294	20,355,354
Inventories	24,132,116	25,816,342
Prepaid expenses and other current assets	531,106	746,066
Total current assets	41,808,546	47,423,701

Property and equipment, net	32,794,239	40,911,353
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	18,301,773
Other noncurrent assets	5,675,939	7,578,922
Total assets	$179,674,641	$191,788,956

Liabilities and Stockholder’s/Members Equity
Current liabilities
Book overdraft	$—	$1,718,497
Trade accounts payable	6,167,826	14,316,831
Accrued expenses	3,122,446	5,739,812
Accrued interest	6,796,875	2,832,032
Taxes payable	51,950	—
Total current liabilities	16,139,097	24,607,172
Deferred income taxes	912,067	2,280,067
Long-term debt	125,000,000	153,358,945
Total liabilities	142,051,164	180,246,184

Members equity
Class A and Class B Membership Interests	37,500,000	14,038,007
Additional paid-in capital	146,400	178,815
Retained earnings	(22,923)	(2,674,050)
Total stockholder’s equity	37,623,477	11,542,772
Total liabilities and stockholder’s equity	$179,674,641	$191,788,956

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Condensed Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	July 1, 2004	July 2, 2005	January 1, 2004	July 1, 2004	January 1, 2005
	through	through October	through June 30,	through	through
	October 2, 2004	1, 2005	2004	October 2, 2004	October 1, 2005
	(Predecessor)	(Successor)	(Predecessor)	(Successor)	(Successor)
Net sales	$51,077,176	$56,731,139	$80,923,839	$51,077,176	$159,956,301
Cost of sales	43,422,124	43,699,206	67,668,529	43,422,124	132,501,162
Gross profit	7,655,052	13,031,933	13,255,310	7,655,052	27,455,139
Selling, general and administrative expenses	4,237,990	5,843,887	12,458,600	4,237,990	15,398,427
Operating profit	3,417,062	7,188,046	796,710	3,417,062	12,056,712
Other (expense) income
Interest income	32,422	26,545	506,553	32,422	125,479
Interest expense	(3,597,165)	(4,684,228)	(99,791)	(3,597,165)	(13,387,948)
Other income (expense), net	(13,159)	(97,354)	284,921	(13,159)	(124,579)
Total other income (expense)	(3,577,902)	(4,755,037)	691,683	(3,577,902)	(13,387,048)
Income before income taxes	(160,840)	2,433,009	1,488,393	(160,840)	(1,330,336)
Income tax expense	21,949	360,621	41,052	21,949	1,320,791
Net income/(loss)	$(182,789)	$2,072,388	$1,447,341	$(182,789)	$(2,651,127)

Pro forma income data (unaudited)
Income before income taxes			$1,488,393
Pro forma income tax expense			949,825
Pro forma net income			$538,568

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Thirty-Nine Weeks Ended
	January 1, 2004	July 1, 2004	January 1, 2005
	through June	through	through
	30, 2004	October 2, 2004	October 1, 2005
	(Predecessor)	(Successor)	(Successor)
Cash flows from operating activities
Net income (loss)	$1,447,341	$(182,789)	$(2,651,127)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,386,904	864,329	2,907,021
Amortization of intangibles	—	1,173,645	3,520,937
Amortization of inventory step-up	—	1,767,037	—
Amortization of bond issuance cost	—	150,054	759,569
Interest Expense on Senior PIK Notes			2,358,842
Deferred income tax expense	—	—	1,368,000
Compensation expense for Employee Stock		—	32,415
Ownership Trust shares released and committed to be released	2,344,292	—	—
Compensation expense for stock options	713,433	—	—
Other equity based compensation plans	3,266,814		—
Stock compensation plans	(4,270,995)	—	—
Changes in assets and liabilities
Trade accounts receivable	1,189,462	(13,804,595)	(6,499,060)
Inventories	(4,693,075)	3,025,521	(1,684,225)
Prepaid expenses and other current assets	162,149	(695,251)	(214,960)
Other noncurrent asset	(56,901)	(18,132)	(71,858)
Trade accounts payable and accrued expenses	(1,961,207)	7,570,535	10,766,371
Accrued bond interest	—	3,548,493	(3,964,843)
Taxes payable	—	—	(51,950)
Net cash (used in) provided by operating activities	(471,783)	3,398,847	6,575,132
Cash flows from investing activities
Payments received on notes receivable	610,100	—	—
Proceeds from the sale of investments	19,988,514	—	—
Purchase of investments	(30,007,514)	—	—
Business acquired	—	(165,060,252)	—
Capital expenditures	(2,382,720)	(659,952)	(11,024,135)
Net cash (used in) investing activities	(11,791,620)	(165,720,204)	(11,024,135)
Cash flows from financing activities
Change in book overdrafts	243,027	206,475	1,718,496
Net increase in the line of credit	8,700,000	—	—
Proceeds from issuance of long-term debt	—	125,000,000	26,000,000
Principal payments on long-term debt	(629,305)	—	—
Proceeds from issuance of common stock	—	37,500,000	—
Capitalized bond issuance cost	—	—	(2,590,612)
Return of Capital Dividend	—	—	(23,461,972)
Net cash provided by financing activities	8,313,722	162,706,475	1,665,912
Net (decrease) increase in cash and cash equivalents	(3,949,681)	385,118	(2,783,091)
Cash and cash equivalents
Beginning of period	5,290,667	—	3,289,030
End of period	$1,340,986	$385,118	$505,939

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Organization

TWC Holding LLC (the “Company” or “Successor”) and its wholly owned subsidiaries The Wornick Company, a Delaware corporation (“Wornick” or the “Operating Company”) and TWC Holding Corp were formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (collectively “Veritas”). Wornick and Veritas entered into an Asset Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation, which was consummated on June 30, 2004, and resulted in the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries. TWC Holding Corp. has no operations or assets and de minimus equity and was formed for the purpose of being a co-issuer of the Senior PIK notes described in Note 6.

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

As discussed in Note 1 above, the Assets Purchase and Sale Contract was consummated on June 30, 2004.  As such, the unaudited financial information presented represents: (i) the Condensed Consolidated Balance Sheet of the Successor at December 31, 2004 and October 1, 2005, (ii) the Condensed Consolidated Statement of Operations of the Predecessor for the twenty-six week period ended June 30, 2004, (iii) the Condensed Consolidated Statements of Operations of the Successor for the thirteen week period ended October 2, 2004, (iv) the Condensed Consolidated Statement of Operations of the Successor for the thirteen and thirty-nine week periods ended October 1, 2005, (v) the Condensed Consolidated Statement of Cash Flows of the Predecessor for the twenty-six week period ended June 30, 2004, (vi) the Condensed Consolidated Statement of Cash Flows of the Successor for the thirteen week period ended October 2, 2004 and (vii) the Condensed Consolidated Statement of Cash Flows of the Successor for the thirty-nine week period ended October 1, 2005.

For the purpose of these financial statements, references to the Predecessor twenty-six week period ended June 30, 2004, reflect the result of operations for the period from January 1, 2004 to June 30, 2004.

Certain items in the predecessor statement of operations have been reclassified to conform to current year presentations.  These reclassifications had no impact on previously reported net income or stockholder’s equity.

3.             Acquisition

On June 30, 2004 (the “Acquisition Date”), pursuant to the Assets Purchase and Sale Contract described above in Note 1, the Operating Company acquired all of the operating assets of the Predecessor.  The acquisition was financed through a combination of debt and equity issuances.  The purchase price of $165.0 million included approximately $10.1 million of transaction costs.  Goodwill of $77.6 million represents the excess of the acquisition cost over the estimated fair value of the identifiable assets acquired.  The identifiable intangible assets relate to the value of existing long-term customer supply contracts in place at the Acquisition Date.  The purchase price has been allocated to the assets acquired in accordance with the purchase method of accounting as follows:

Inventory	$27,062,776
Property and equipment	30,320,502
Intangible assets	24,170,000
Goodwill	77,573,207
Deferred debt issuance cost	4,458,990
Other noncurrent assets	1,449,777
$165,035,252

In financing the acquisition, the Operating Company received $165.5 million in proceeds from debt and equity financing, including a $3.0 million advance on a working capital facility.

Summary selected pro forma information of the Predecessor as though the transaction were completed at the beginning of the respective period presented (and as though the Operating Company were taxed as a C-Corporation) is as follows:

Twenty-Six Weeks
Ended
(in thousands of dollars)	June 30, 2004
(Predecessor)
Net sales	$80,924
Net income (loss)	(5,950)

Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	Successor
	December 31,	October 1,
	2004	2005

Raw materials	$15,187,856	$14,551,139
Work in process	1,838,828	1,913,576
Finished goods	7,105,432	9,351,628
	$24,132,116	$25,816,343

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	Successor
	December 31,	October 1,
	2004	2005

Leasehold improvements	$1,771,322	$2,684,250
Machinery and equipment	26,166,475	28,556,844
Office equipment, fixtures and vehicles	2,395,476	1,881,820
Construction in progress	4,216,827	12,451,321
	34,550,100	45,574,235
Less: Accumulated depreciation and amortization	1,755,861	4,662,882
	$32,794,239	$40,911,353

Depreciation expense for the thirteen week periods ended October 2, 2004 and October 1, 2005 was approximately $864,000 and $996,000, respectively.  Depreciation expense for the thirty-nine week period ended October 1, 2005 was approximately $2,907,000.

4.             Intangible Assets

In connection with the acquisition described in Note 3, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date.  The original value of these contracts was $24,170,000 and their useful lives range from three to eight years.  Aggregate accumulated amortization of intangibles at December 31, 2004 and October 1, 2005 amounted to $2,347,290 and $5,868,227 respectively.  Expense related to amortization of intangible assets for the thirteen week periods ended October 2, 2004 and October 1, 2005 amounted to $1,173,645, respectively.

Scheduled amortization of these assets is as follows:

October 2, 2005 through December 31, 2005	$1,173,643
2006	4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
Thereafter	528,158
$18,301,773

5.             Notes Payable and Long-Term Debt

A summary of long-term debt at December 31, 2004 and October 1, 2005, is as follows:

	Successor
	December 31,	October 1,
	2004	2005

10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

13-7/8% Senior secured PIK notes; due 2011	—	28,358,945
	125,000,000	153,358,945
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$153,358,945

In connection with the financing of the acquisition described in Note 3, the Company’s wholly owned subsidiary, Wornick, issued $125.0 million 10 7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides Wornick with $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events. Amounts outstanding under the Revolving Loan Agreements ($0 at December 31, 2004 and October 1, 2005) are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% at December 31, 2004 and 6.75% at October 1, 2005) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of Wornick. The lien on such collateral is senior to the lien on the collateral that secures the Senior Secured Notes. In connection with completing the acquisition, the Operating Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Operating Company. This amount was subsequently repaid prior to December 31, 2004. There are no amounts outstanding under the revolving loan agreement at October 1, 2005.

The Senior Secured Notes are collateralized by substantially all assets and other property of the Operating Company. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. Interest on the Senior Secured Notes is payable semi-annually. Interest expense on the Senior Secured Notes and revolving loan facility for the thirty-nine six week period ended October 1, 2005 amounted to $10,195,313 and $75,162 respectively.

Amounts due under the Senior Secured Notes and the revolving loan facility are subject to an intercreditor agreement. Wornick is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations.  At October 1, 2005 we were in compliance with all financial covenants.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because the Company is a holding company with no operations and has only its investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity.

Assuming the offering of the Senior PIK notes took place at the beginning of the year, the Company would have incurred approximately $415,000 of additional interest expense for the thirty-nine week period ended October 1, 2005.  Actual interest expense excluding bond amortization expense was approximately $946,000 and $2,359,000 for the thirteen and thirty-nine week periods ended October 1, 2005, respectivley.

6.             Income Taxes

In connection with the transactions described in Note 3, the Successor’s wholly owned subsidiary “Wornick” is taxed as a C-Corporation whereas, the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.  The Operating Company provides for income taxes utilizing the asset liability method, current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period.  Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credit and loss carry-forwards.  Valuation allowances are established when necessary to reduce deferred tax assets to the amounts management believes are more likely than not to be realized in future tax returns.  Tax rate changes are reflected in the period such changes are enacted.  The Operating Company has recorded deferred tax liabilities of approximately $2,280,000 related to the indefinite reversal period related to goodwill.

7.             Members Equity

TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. In connection with completing the Acquisition, certain members of Wornick management and outside directors received Class B interests. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to 7.875%, in aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests have received a return of their invested capital provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Operating Company, these awards are considered to be compensatory to the Operating Company over the vesting period. The total fair value of these class B interests as of their issuance date was determined to be $1,464,000. During the period ended April 2, 2005, certain members of management terminated their employment with Wornick and forfeited their Class B interests.  In addition, subsequent to October 1, 2005 certain members of management relinquished their Class B interests. As such, previously recognized compensation expense of approximately $78,000 was reversed in the thirteen week period ended April 2, 2005 related to the vesting provisions of these Class B interests.  As it relates to members of management that relinquished their Class B interests in November 2005, previously recognized compensation expenses of approximately $34,000 was reversed for the thirteen week period ended October 1, 2005.

On April 11, 2005 and November 11, 2005, the Company issued additional Class B membership interests to recently retained senior management of the Operating Company.  These Class B membership interests will vest over a five year period.  Approximately $145,000 of compensation expense was recognized in the thirty-nine week period ended October 1, 2005 related to all outstanding Class B units, resulting in net compensation expense for Class B membership interests for the thirty-nine week period ended October 1, 2005 of $32,415.

8.             Operating Segment Information

The Operating Company has two operating segments: the Right Away Division (“RAD”) and the Prepared Foods Division (“PFD”).  RAD is located in Texas and primarily sells its product to the U.S. Department of Defense.  PFD is located in Ohio and also sells directly to the U.S. Department of Defense as well as to commercial branded food companies and inter-segment sales to RAD.  Management evaluates segment performance based on several factors, including operating profit.

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

The Company’s sales by product line for the periods indicated are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
			January 1, 2004	July 1, 2004	January 1, 2005
	October 2,	October 1,	through	through	through
(in thousands of dollars)	2004	2005	June 30, 2004	October 2, 2004	October 1, 2005
	Successor	Successor	Predecessor	Successor	Successor
DOD Sales
Meals Ready-to-Eat	$27,589	$25,200	$39,078	$27,589	$83,964
Unitized Group Rations	12,050	13,842	24,518	12,050	36,143
Tray-Pack	1,847	2,446	2,410	1,847	4,663
Military Other	874	1,339	793	874	2,656
Total DOD sales	42,360	42,827	66,799	42,360	127,426
Co-manufactured	5,533	11,741	10,329	5,533	28,515
Branded	1,443	1,604	2,359	1,443	2,993
Other	1,741	559	1,437	1,741	1,022
	$51,077	$56,731	$80,924	$51,077	$159,956

During the thirteen week periods ended October 2, 2004 and October 1, 2005, the Company had one major customer, (DoD), which accounted for approximately $42,360,000 and $42,827,000 or 82.9% and 75.5% of net revenue, respectively.  This customer accounted for approximately $127,426,000 or 79.7% of sales for the thirty-nine week period ended October 1, 2005.  Approximately $10,220,000 or 74.0%% and $12,631,000 or 62.1%, of net receivables were attributable to this customer at October 2, 2004 and October 1, 2005, respectively.

Unaudited reportable operating segment financial information for the Successor thirteen week periods ended October 2, 2004 and October 1, 2005, is as follows:

	Successor
			Operating
	Trade	Inter-segment	Profit
Operating Segments	Revenue	Revenue	(Loss)

Right Away Division
October 2, 2004	40,886,565	—	2,985,485
October 1, 2005	40,020,057	—	8,588,604
Prepared Foods
October 2, 2004	10,190,611	13,504,633	1,645,425
October 1, 2005	16,711,082	7,986,602	3,045,671
Corporate
October 2, 2004	—	—	(173,000)
October 1, 2005	—	—	(4,409,802)
Eliminations
October 2, 2004	—	(13,504,633)	(1,040,848)
October 1, 2005	—	(7,986,602)
TWC Holding LLC
October 2, 2004	—	—	—
October 1, 2005	—	—	(36,427)
Total Company
October 2, 2004	51,077,176	—	3,417,062
October 1, 2005	56,731,139	—	7,188,046

Unaudited reportable operating segment information for the thirty-nine week periods ended October 2, 2004 and October 1, 2005, is as follows;

Operating Segments	Trade Revenue	Inter-segment Revenue	Operating Profit (Loss)	Depreciation	Amortization	Total Assets	Capital Expenditures
Right Away Division
January 1, 2004 to June 30, 2004 (Predecessor)	65,266,652	—	4,358,847	486,473	—	—	773,591
July 1, 2004 to October 2, 2004 (Successor)	40,886,565	—	2,985,485	369,329	652,930	—	116,557
January 1, 2005 to October 1, 2005 (Successor)	122,615,594	—	20,666,404	994,741	617,500	32,594,130	427,366
Prepared Foods
January 1, 2004 to June 30, 2004 (Predecessor)	15,657,187	19,815,600	4,413,202	891,518	—	—	1,609,129
July 1, 2004 to October 2, 2004 (Successor)	10,190,611	13,504,633	1,645,425	495,000	2,287,752	—	543,395
January 1, 2005 to October 1, 2005 (Successor)	37,340,707	28,106,199	(2,018,861)	1,912,280	2,903,437	73,898,785	10,596,769
Corporate
January 1, 2004 to June 30, 2004 (Predecessor)	—	—	(7,975,339)	8,913	—	—	—
July 1, 2004 to October 2, 2004 (Successor)	—	—	(173,000)	—	150,054	—	—
January 1, 2005 to October 1, 2005 (Successor)	—	—	(6,481,498)	—	512,100	106,600,443	—
Eliminations
January 1, 2004 to June 30, 2004 (Predecessor)	—	(19,815,600)	—	—	—	—	—
July 1, 2004 to October 2, 2004 (Successor)	—	(13,504,633)	(1,040,848)	—	—	—
January 1, 2005 to October 1, 2005 (Successor)	—	(28,106,199)	—	—	—	(61,496,468)	—
TWC Holding LLC
January 1, 2004 to June 30, 2004 (Predecessor)	—	—	—	—	—	—	—
July 1, 2004 to October 2, 2004 (Successor)	—	—	—	—	—	—	—
January 1, 2005 to October 1, 2005 (Successor)	—	—	(109,333)	—	247,469	40,192,066	—
Total Company
January 1, 2004 to June 30, 2004 (Predecessor)	80,923,839	—	796,710	1,386,904	—	—	2,382,720
July 1, 2004 to October 2, 2004 (Successor)	51,077,176	—	3,417,062	864,329	3,090,736	—	659,952
January 1, 2005 to October 1, 2005 (Successor)	159,956,301	—	12,056,712	2,907,021	4,280,506	191,788,956	11,024,135

9.             Condensed Consolidating Financial Information

The following information presents the unaudited condensed consolidating balance sheets of the Successor at December 31, 2004 and October 1, 2005, the unaudited condensed consolidating statements of operations of the Predecessor for the twenty-six week period ended June 30, 2004, the unaudited condensed consolidating statements of operations of the Successor for the thirteen week period ended October 2, 2004, the unaudited condensed consolidating statements of operations of the Successor for the thirteen and thirty-nine week periods ended October 1, 2005, the unaudited statement of cash flows of the Predecessor for the twenty-six week period ended June 30, 2004, the unaudited statement of cash flows of the Successor for the thirteen week period ended October 2, 2004 and the unaudited statement of cash flows of the successor for the thirty-nine week period ended October 1, 2005, respectively.

Condensed consolidated balance sheet at December 31, 2004 (unaudited);

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	—	4,413,429	9,442,865	—	13,856,294
Interdivision receivables (payables)	—	4,720,661	(4,720,661)	—	—
Inventories	—	10,491,680	13,640,436	—	24,132,116
Prepaid expenses and other current assets	—	246,316	284,790	—	531,106
Total current assets	—	20,957,560	20,850,986	—	41,808,546
Investments in subsidiary guarantors	37,623,477	28,579,956	—	(66,203,433)	—
Property and equipment, net		25,845,617	6,948,622	—	32,794,239
Goodwill		77,573,207	—	—	77,573,207
Intangible assets, net		18,434,375	3,388,335		21,822,710
Other noncurrent assets		5,531,183	144,756	—	5,675,939
Total assets	$37,623,477	$176,921,898	$31,332,699	$(66,203,433)	$179,674,641
Liabilities and Members Equity
Current liabilities
Trade accounts payable	$—	$4,556,681	$1,611,145	$—	$6,167,826
Accrued expenses	—	1,980,848	1,141,598	—	3,122,446
Accrued interest	—	6,796,875	—	—	6,796,875
Taxes payable	—	51,950	—	—	51,950
Total current liabilities	—	13,386,354	2,752,743	—	16,139,097

Deferred tax liabilities	$—	$912,067	—	—	$912,067
Long-term debt, excluding current maturities	—	125,000,000	—	—	125,000,000
Total liabilities	—	139,298,421	2,752,743	—	142,051,164
Member’s equity
Members equity	37,500,000	—	—	—	37,500,000
Additional paid-in capital	146,400	37,646,400	26,624,729	(64,271,129)	146,400
Retained earnings/(deficit)	(22,923)	(22,923)	1,955,227	(1,932,304)	(22,923)
Total Member’s equity (deficit)	37,623,477	37,623,477	28,579,956	(66,203,433)	37,623,477
Total liabilities and Member’s equity	$37,623,477	$176,921,898	$31,332,699	$(66,203,433)	$179,674,641

Condensed consolidated balance sheet at October 1, 2005 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$111,765	$—	$394,174	$—	$505,939
Trade accounts receivable	—	5,882,394	14,472,960	—	20,355,354
Interdivision receivables (payables)	—	3,074,766	(3,074,766)	—	—
Inventories	—	14,721,469	11,094,873	—	25,816,342
Prepaid expenses and other current assets	16,667	336,612	392,787	—	746,066
Total current assets	128,432	24,015,241	23,280,028	—	47,423,701
Investments in subsidiaries	37,720,409	23,776,059	—	(61,496,468)	—
Property and equipment, net	—	34,530,106	6,381,247	—	40,911,353
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	15,530,938	2,770,835	—	18,301,773
Other noncurrent assets	2,343,225	5,073,677	162,020	—	7,578,922
Total assets	$40,192,066	$180,499,228	$32,594,130	$(61,496,468)	$191,788,956
Liabilities and Members Equity
Current liabilities
Bank overdrafts	$—	$1,718,497	$—	$—	$1,718,497
Trade accounts payable	290,349	6,941,317	7,085,165	—	14,316,831
Accrued expenses	—	4,006,906	1,732,906	—	5,739,812
Accrued interest	—	2,832,032	—	—	2,832,032
Total current liabilities	290,349	15,498,752	8,818,071	—	24,607,172

Deferred tax liabilities	—	2,280,067	—	—	2,280,067
Long-term debt, excluding current maturities	28,358,945	125,000,000	—	—	153,358,945
Total liabilities	28,649,294	142,778,819	8,818,071	—	180,246,184
Members equity
Members equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	178,815	37,678,815	26,624,730	(64,303,545)	178,815
Retained earnings	(2,674,050)	41,594	(2,848,671)	2,807,077	(2,674,050)
Total members equity (deficit)	11,542,772	37,720,409	23,776,059	(61,496,468)	11,542,772
Total liabilities and members equity	$40,192,066	$180,499,228	$32,594,130	$(61,496,468)	$191,788,956

Condensed consolidated statement of operations of the Successor for the thirteen week period from July 1, 2004 through October 2, 2004 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total

Net sales	$—	$23,695,244	$40,886,565	$(13,504,633)	$51,077,176
Cost of sales	—	19,369,835	36,516,074	(12,463,785)	43,422,124
Gross profit	—	4,325,409	4,370,491	(1,040,848)	7,655,052
Selling, general and administrative expenses	—	2,852,984	1,385,006	—	4,237,990
Operating (loss) profit	—	1,472,425	2,985,485	(1,040,848)	3,417,062
Other income (expense)
Interest income	—	—	32,422	—	32,422
Interest expense	—	(3,575,860)	(21,305)	—	(3,597,165)
Executive/administration income (expense)	—	2,291,501	(2,291,501)	—	—
Other (expense) income, net	—	(82,778)	69,619	—	(13,159)
Equity in earnings(loss) of subsidiaries	—	774,720	—	(774,720)	—
Total other income (expense)	—	(592,417)	(2,210,765)	(774,720)	(3,577,902)
Income (loss) before income taxes	—	880,008	774,720	(1,815,568)	(160,840)
Income tax expense	—	21,949	—	—	21,949
Net income (loss)	$—	$858,059	$774,720	$(1,815,568)	$(182,789)

Condensed consolidated statement of operations of the Successor for the thirteen week period from July 3, 2005 through October 1, 2005 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total

Net sales	$—	$24,697,684	$40,020,057	$(7,986,602)	$56,731,139
Cost of sales	—	21,443,261	30,242,547	(7,986,602)	43,699,206
Gross profit	—	3,254,423	9,777,510	—	13,031,933
Selling, general and administrative expenses	36,427	4,618,554	1,188,906	—	5,843,887
Operating (loss) profit	(36,427)	(1,364,131)	8,588,604	—	7,188,046
Other income (expense)
Interest income	—	4,761	21,784	—	26,545
Interest expense	(1,045,645)	(3,638,583)	—	—	(4,684,228)
Executive/administration income (expense)	—	15,842,002	(15,842,002)	—	—
Other (expense) income, net	—	(101,354)	4,000	—	(97,354)
Equity in earnings(loss) of subsidiaries	3,154,458	(7,227,614)	—	4,073,156	—
Total other income (expense)	2,108,813	4,879,212	(15,816,218)	4,073,156	(4,755,037)
Income (loss) before income taxes	2,072,386	3,515,081	(7,227,614)	4,073,156	2,433,009
Income tax expense	—	360,621	—	—	360,621
Net income (loss)	$2,072,386	$3,154,460	$(7,227,614)	$4,073,156	$2,072,388

Condensed consolidated statement of operations of the Predecessor for the twenty six week period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,645,754	(19,815,600)	67,668,529
Gross profit	6,634,412	6,620,898	—	13,255,310
Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,358,847	—	796,710
Other income (expense)
Interest income	483,029	23,524	—	506,553
Interest expense	(95,403)	(4,388)	—	(99,791)
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	192,009	—	284,921
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(271,855)	(4,086,992)	691,683
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393
Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of operations of the Successor for the thirty-nine week period from January 1, 2005 through October 1, 2005 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total

Net sales	$—	$65,446,906	$122,615,594	$(28,106,199)	$159,956,301
Cost of sales	—	62,681,340	97,926,021	(28,106,199)	132,501,162
Gross profit	—	2,765,566	24,689,573	—	27,455,139
Selling, general and administrative expenses	109,333	11,265,925	4,023,169	—	15,398,427
Operating (loss) profit	(109,333)	(8,500,359)	20,666,404	—	12,056,712
Other income (expense)
Interest income	—	15,339	110,140	—	125,479
Interest expense	(2,606,311)	(10,781,543)	(94)	—	(13,387,948)
Executive/administration income (expense)	—	25,723,152	(25,723,152)	—	—
Other (expense) income, net	—	(267,383)	142,804	—	(124,579)
Equity in earnings(loss) of subsidiaries	64,517	(4,803,898)	—	4,739,381	—
Total other income (expense)	(2,541,794)	9,885,667	(25,470,302)	4,739,381	(13,387,048)
Income (loss) before income taxes	(2,651,127)	1,385,308	(4,803,898)	4,739,381	(1,330,336)
Income tax expense	—	1,320,791	—	—	1,320,791
Net income (loss)	$(2,651,127)	$64,517	$(4,803,898)	$4,739,381	$(2,651,127)

Condensed consolidated statement of cash flows of the Predecessor for the twenty six week period from January 1, 2004 through June 30, 2004 (unaudited):

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total

Cash flows from operating activities
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,086,992	—
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Compensation expense for Employee Stock
Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables/payables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)

Cash flows from investing activities
Payments received on notes receivable	610,100	—		610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchase of investments	(30,007,514)	—	—	(30,007,514)
Business acquired	—	—	—	—
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash used in investing activities	(11,018,029)	(773,591)	—	(11,791,620)

Cash flows from financing activities
Net increase (decrease) in book overdrafts	990,692	(747,665)		243,027
Net increase in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash provided by (used in) financing activities	9,072,596	(758,874)	—	8,313,722
Net (decrease) in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)

Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows of the Successor for the thirteen week period from July 1, 2004 through October 2, 2004 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total

Cash flows from operating activities
Net income (loss)	$—	$858,059	$774,720	$(1,815,568)	$(182,789)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Equity in earnings of subsidiary guarantors	—	(774,720)	—	774,720	—
Depreciation of property and equipment	—	495,000	369,329	—	864,329
Amortization of intangibles	—	967,812	205,833	—	1,173,645
Amortization of inventory step-up	—	1,319,940	447,097	—	1,767,037
Amortization of bond issuance cost	—	150,054	—	—	150,054
Changes in assets and liabilities
Trade accounts receivable	—	(4,736,658)	(9,067,937)	—	(13,804,595)
Interdivisional receivables/payables, net	—	(3,645,975)	3,645,975	—	—
Inventories	—	(139,282)	2,123,955	1,040,848	3,025,521
Prepaid expenses and other current assets	—	(268,224)	(427,027)	—	(695,251)
Other noncurrent asset	—	(15,837)	(2,295)	—	(18,132)
Trade accounts payable and accrued expenses	—	5,338,002	2,232,533	—	7,570,535
Accrued bond interest	—	3,548,493	—	—	3,548,493
Net cash provided by operating activities	—	3,096,664	302,183	—	3,398,847
Cash flows from investing activities
Purchase of subsidiary common stock	(37,500,000)	—	—	37,500,000	0
Business acquired	—	(165,060,252)	—	—	(165,060,252)
Capital expenditures	—	(543,395)	(116,557)	—	(659,952)
Net cash (used in) investing activities	(37,500,000)	(165,603,647)	(116,557)	37,500,000	(165,720,204)
Cash flows from financing activities
Change in book overdrafts	—	206,475	—	—	206,475
Proceeds from issuance of long-term debt	—	125,000,000	—	—	125,000,000
Proceeds from Issuance of Class A & B units	37,500,000	—	—	(37,500,000)	0
Proceeds from issuance of common stock	—	37,500,000	—	—	37,500,000
Net cash provided by financing activities	37,500,000	162,706,475	—	(37,500,000)	162,706,475
Net increase in cash and cash equivalents	—	199,492	185,626	—	385,118
Cash and cash equivalents
Beginning of period	—	—	—	—
End of period	$—	$199,492	$185,626	$—	$385,118

Condensed consolidated statement of cash flows of the Successor for the thirty-nine week period from January 1, 2005 through October 1, 2005 (unaudited):

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income (loss)	$(2,651,127)	$64,517	$(4,803,898)	$4,739,381	$(2,651,127)
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiary guarantors	(64,517)	4,803,898	—	(4,739,381)	—
Depreciation of property and equipment	—	1,912,280	994,741	—	2,907,021
Amortization of intangibles	—	2,903,437	617,500	—	3,520,937
Amortization of bond issuance cost	247,469	512,100	—	—	759,569
Deferred tax liability	—	1,368,000	—	—	1,368,000
Interest Expense on Senior PIK Notes	2,358,842				2,358,842
Compensation expense for stock options	—	32,415	—	—	32,415
Changes in assets and liabilities	—
Trade accounts receivable	—	(1,468,965)	(5,030,095)	—	(6,499,060)
Interdivisional receivables/payables, net	—	1,645,895	(1,645,895)	—	—
Inventories	—	(4,229,789)	2,545,564	—	(1,684,225)
Prepaid expenses and other current assets	(16,667)	(90,296)	(107,997)	—	(214,960)
Other noncurrent asset	—	(54,594)	(17,264)	—	(71,858)
Trade accounts payable and accrued expenses	290,349	4,410,694	6,065,328	—	10,766,371
Accrued bond cost and LOC interest	—	(3,964,843)	—	—	(3,964,843)
Taxes payable	—	(51,950)	—	—	(51,950)
Net cash provided by (used in) operating activities	164,349	7,792,799	(1,382,016)	—	6,575,132
Cash flows from investing activities
Capital expenditures	—	(10,596,769)	(427,366)	—	(11,024,135)
Net cash (used in) investing activities	—	(10,596,769)	(427,366)	—	(11,024,135)
Cash flows from financing activities
Change in book overdraft	—	1,718,496	—	—	1,718,496
Proceeds from issuance of common stock	26,000,000	—	—	—	26,000,000
Captialized bond issuance cost	(2,590,612)	—	—	—	(2,590,612)
Return of capital payments	(23,461,972)	—	—	—	(23,461,972)
Net cash (used in) provided by financing activities	(52,584)	1,718,496	—	—	1,665,912
Net Increase (decrease) in cash and cash equivalents	111,765	(1,085,474)	(1,809,382)	—	(2,783,091)
Cash and cash equivalents
Beginning of period	—	1,085,474	2,203,556	—	3,289,030
End of period	$111,765	$—	$394,174	$—	$505,939

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the acquisition transaction discussed below and in Note 3, to our unaudited Consolidated Financial Statements, the following discussion relates to the financial condition and results of operation of our Company, or the “Successor” as of and for the periods ended October 1, 2005.  Included in our discussions are the results of operations of our predecessor company, or the “Predecessor” for the twenty-six week period ended June 30, 2004.  This section should be read in conjunction with our unaudited Consolidated Financial Statements and considered with “ – Quantitative and Qualitative Disclosures About Market Risk” and “Forward Looking Statements,” included elsewhere in our filing.

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

In order to provide investors with a more meaningful thirty-nine week period-to-period comparison, we have combined the results of the Predecessor for the twenty-six week period ended June 30, 2004 with that of the Successor Company for the thirteen week period ended October 2, 2004 in our discussion below.

Accordingly, the combined pro forma financial information for the thirty-nine week period ended October 2, 2004 combines results of operations under two separate bases of accounting, the Predecessor’s basis and the Successor’s basis.  We have combined the financial information for the six months ended June 30, 2004 of the Predecessor and the thirteen weeks ended October 2, 2004 of the Successor on an unaudited pro forma basis in which we combined the respective financial information as originally presented.  The pro forma information provided in the table below in “—Results of Operations” does not purport to represent what our consolidated results of operations would have been if the Company had actually been formed on January 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on January 1, 2004.

Percentage and dollar change calculations may differ due rounding.  Where possible, management has used the information as provided in the financial statements or supplemental tables within the section in determining its calculations.  Management views any rounding differences to be inconsequential to our discussion and analysis.

Our Company

Through our wholly owned subsidiary, “Wornick”, we are the leading supplier of individual and group military field rations to the Department of Defense (the “DoD”).  We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals Ready-to-Eat, Unitized Group Rations-A and the polymeric trays used in the Unitized Group Rations-Heat & Serve program.  Our customers also include Kraft Foods, Inc., Gerber Products Company, Quaker Oats Company, the Canadian Ministry of Defense.

The Transaction

On December 3, 2003, our Operating Company and Veritas Capital Management II, L.L.C. (“Veritas”) entered into an Assets Purchase and Sale Contract with the Predecessor and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation.  The gross purchase price of the business was $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent as escrow for the sellers’ obligations under the Assets Purchase and Sale Contract.  The acquisition transaction closed on June 30, 2004.

The Successor funded the purchase price and the related fees and expenses with the proceeds of its offering of the original notes and the equity investments in TWC Holding LLC, the parent of the Successor, as follows:

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

The closing of the offering of the original notes occurred simultaneously with the closing of the Acquisition, our new working capital facility (described below) and the other financing transactions described above.

We entered into a new senior secured revolving working capital credit facility of up to $25 million concurrently with the closing of the Acquisition and the offering. We make monthly interest payments on amounts borrowed under the facility at an annual adjustable interest rate calculated in accordance with the terms of the applicable promissory note.

Results of Operations

Comparison of the thirteen weeks ended October 1, 2005 to the thirteen weeks ended October 2, 2004

Net Sales.  Our net sales for the thirteen weeks ended October 1, 2005 were $56.7 million, representing an increase of approximately $5.7 million, or 11.1%, compared to net sales of $51.1 for the thirteen week period ended October 2, 2004.  The increase in net sales resulted from increased Co-manufacturing sales of approximately $6.2 million ($5.0 million on new business initiatives in fiscal year 2005 and increased sales to Gerber and Kraft $1.2 million) and higher sales to the DoD $467,000 (Increased sales of UGR-A, Tray Pack and Other Military sales of approximately $2.9 million offset by lower sales of MRE’s of approximately $2.4 million) and further offset by lower sales of our specialty and other products of approximately $1.0 million.

Gross Profit.  Our gross profit for the thirteen weeks ended October 1, 2005 was $13.0 million, representing an increase of approximately $5.4 million, or 70.2%, compared to gross profit of $7.7 million for the thirteen weeks ended October 2, 2004.  As a percentage of net sales, our gross profit was 23.0% and 15.0%, respectively for the thirteen week periods ended October 1, 2005 and October 2, 2004.  Gross profit on sales to the DoD increased approximately $4.4 million or 64.5% (approximately $11.1 million and $6.8 million, for the thirteen week periods ended October 1, 2005 and October 2, 2004, respectively) due to higher prices on the current MRE-25 base contract, which began during the second quarter 2005 as compared to add-on pricing under the MRE-24 contract for the thirteen week period ended October 2, 2004.  Contributing to the increase in DoD gross profit was additional gross profit earned on UGR-A, Tray Pack and Other Military sales of approximately $694,000 due primarily to higher prices.  Gross profit on Co-manufacturing sales was 16.6% versus 14.3% for the thirteen weeks ended October 1, 2005 and October 2, 2004, respectively.  This represents and increase of approximately $1.2 million largely attributable to new start up initiatives with Quaker and Delmonte.  Gross profit on Specialty and Other products decreased approximately $138,000 due to start up efficiencies of new products and lower sales volumes to the Canadian Department of Defense.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended October 1, 2005 were $5.8 million, representing an increase of approximately $1.6 million, or 37.9%, compared to selling, general and administrative expenses of $4.2 million for the thirteen weeks ended October 2, 2004.  Selling, general and administrative expenses were 10.3% of net sales for the thirteen week period ended October 1, 2005 as compared to 8.3% of net sales for the thirteen week period ended October 2, 2004.  The increase in selling, general and administrative expenses was largely due to increased employee related cost associated with hiring, consultant and professional fees paid to support new project initiatives and other expenses associated with the new corporate facility.

Operating Profit.  Our profit from operations was approximately $7.2 million for the thirteen weeks ended October 1, 2005, representing an increase of approximately $3.7 million, compared to an operating profit of approximately $3.4 million for the thirteen weeks ended October 2, 2004.  This increase in profit from operations resulted from increased gross profit and offset by higher spending on selling, general and administrative expenses which were described above.

Interest Expense.  Our interest expense for the thirteen weeks ended October 1, 2005 was approximately $4,684,000, representing an approximate increase of $1,087,000 compared to interest expense of approximately $3,597,000 for the thirteen weeks ended October 2, 2004.  The increase in interest expense relate to the issuance our Senior PIK Note which incurred interest expense of approximately $1,046,000 and includes approximately $100,000 for bond amortization cost.  The remaining change is related to borrowings on the working line of capital and was a function of longer payback periods and higher interest rates during the thirteen weeks ended October 1, 2005 as compared to October 2, 2004.

Interest Income.  Our interest income for the thirteen weeks ended October 1, 2005 was approximately $27,000, representing a decrease of approximately $6,000 compared to interest income of approximately $32,000 for the thirteen weeks ended October 2, 2004.  The decrease in interest income resulted from generally lower daily cash balances invested at overnight funds rates.

Other Income (Expense), Net.  Our other income (expense), net for the thirteen weeks ended October 1, 2005 was approximately ($97,000), representing an increase of approximately $84,000, compared to other income (expense), net of approximately ($13,000) for the thirteen weeks ended October 2, 2004.  The decrease in other income (expense), net was partially the result of the reductions of approximately $66,000 of U.S. government payments from the Value Engineering Change program (the “VE program”).  The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the Defense Supply Center Philadelphia (“DSCP”). Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP, which is responsible for the procurement of military field rations for the DoD, of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.  Other expense was also increased as a result of $22,000 property and equipment disposals in the current period and offset by other income of approximately $3,000.

Income Tax Expense.  Expenses related to federal, state and local taxes for the thirteen weeks ended October 1, 2005 was approximately $361,000, compared to approximately $22,000 for the thirteen weeks ended October 2, 2004.  As described further in note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore not subject to Federal Tax whereas the Successor Company is taxed as a C-Corporation.  During the thirteen weeks ended October 1, 2005, we recorded approximately $456,000 of deferred tax liabilities associated with the indefinite reversal period related to Goodwill and approximately $95,000 of tax benefits related to reversals of state, local and city taxes at our Prepared Foods Division ($84,000 State Franchise Tax, $11,000 State Property Tax).

Net Income (loss).  As a result of the foregoing, we had net income of approximately $2.1 million for the thirteen weeks ended October 1, 2005, representing an increase in net income of approximately $2.3 million compared to the net loss of approximately ($183,000) for the thirteen weeks ended October 2, 2004.

Comparison of the thirty-nine weeks ended October 1, 2005 to the thirty-nine weeks ended October 2, 2005

As described in the introduction to this section, we do not have financial information for the Successor for the thirty-nine week period ended October 2, 2004.  In order to present Management’s Discussion and Analysis in a way that offers investors a meaningful period-to-period comparison, we have combined the prior year Predecessor information for the twenty-six week period ended June 30, 2004 with the Successor pior year information for the thirteen weeks ended October 2, 2004, as each were originally presented, on an unaudited pro forma combined basis.  The unaudited pro forma combined data and segment information for the thirty-nine week period ended October 2, 2004 do not purport to represent what our consolidated results would have been if the Successor Company had actually been formed on January 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition transaction actually occurred on January 1, 2004.  The pro forma information was compiled as follows:

	Unaudited
(in thousands, 000’s)	Twenty Six Week Period Ended June 30, 2004	Thirteen Week Period Ended October 2, 2004	Pro Forma Thirty Nine Week Period Ended October 2, 2004	Thirty Nine Week Period Ended October 1, 2005
	(Predecessor)	(Successor)	(Successor)	(Successor)
Net sales	80,924	51,077	132,001	159,956
Gross Profit	13,255	7,655	20,910	27,455
Selling, general and administrative expenses	(12,459)	(4,238)	(16,697)	(15,398)
Operating profit	797	3,417	4,214	12,057
Interest expense	(100)	(3,597)	(3,697)	(13,388)
Interest income	507	32	539	125
Other income (expense), net	285	(13)	272	(125)
Income tax expense	(41)	(22)	(63)	(1,321)
Net income (loss)	1,447	(183)	1,264	(2,651)

Net Sales.  Our net sales for the thirty-nine weeks ended October 1, 2005 were $160.0 million, representing an increase of approximately $28.0 million, or 21.2%, compared to pro forma net sales of approximately $132.0 million for the thirty-nine week period ended October 2, 2004. The increase in net sales resulted primarily from increased sales to the DoD of approximately $18.3 million (increased net sales of MRE $17.3 million, increased Military Other sales of approximately $1.0 million).  Co-manufacturing net sales increased approximately $12.7 million due primarily to new Co-manufacturing projects of approximately $9.2 million (Quaker $3.5 million, Keefe $2.9 million and Delmonte $2.9 million) and increased sales of Co-manufacturing products to existing customers of approximately $3.4 million (Gerber $2.2 million and Kraft $1.2 million) which were offset by decreased specialty and other sales of approximately $3.0.  (decreased net sales of Specialty products approximately $809,000, decreased net sales to the Canadian Department of Defense approximately $945,000 and decreased net sales of Scrap and other miscellaneous sales of approximately $1.2 million).

Gross Profit.  Our gross profit for the thirty-nine weeks ended October 1, 2005 was $27.5 million, representing an increase of approximately $6.6 million, or 31.3%, compared to pro forma gross profit of $20.9 million for the thirty-nine week period ended October 2, 2004.  As a percentage of net sales, our gross profit was 17.2% and 15.8% for the thirty-nine week period ended October 1, 2005 and October 2, 2004, respectively.  Gross profit on sales to the DoD increased by approximately $6.7 million, or 36.8% (approximately $24.9 million and $18.2 million, for the thirty-nine week periods ending October 1, 2005 and October 2, 2004, respectively) due to higher volumes and higher base prices on MRE 25 contract sales as compared to pricing on add-on and surge pricing under the MRE 24 contract.  Additionally, higher prices on UGR-A sales and higher volume for our Other Military products contributed an additional $1.0 million to our gross profit for the thirty-nine week period ended October 1, 2005.  Co-manufacturing gross profit increased approximately $1.4 million, or 62.6% (approximately $3.6 million and $2.2 million, for the thirty-nine week period ended October 2, 2005 as compared to the pro forma thirty-nine week period October 2, 2004, respectively) but was offset by decreases in Specialty and Other Products gross profit of approximately $1.5 million for the thirty-nine week period ended October 1, 2005 which was attributable to lower sales.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirty-nine week period ending October 1, 2005 were $15.4 million representing a decrease of approximately $1.3 million, or 7.6% as compared to $16.7 million for the pro forma thirty-nine week period ended October 2, 2004.  Selling, general and administrative expenses were approximately 9.6% of net sales for the thirty-nine week period ended October 1, 2005 as compared to 12.7% for the pro forma thirty-nine week period ended October 2, 2004.  The decrease in selling, general and administrative expense was largely attributable to equity based compensation charges recorded by the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans maintained by the Predecessor, which did not recur in 2005 and which were partially offset by increased depreciation and amortization related to the acquisition, increased employee related cost associated with hiring and consultant and professional fees paid to support new project initiatives and other expenses associated with the new corporate facility for the third quarter 2005.

Operating Profit.  Our profit from operations was $12.1 million for the thirty-nine week period ended October 1, 2005, representing an increase of approximately $7.8 million compared to pro forma operating profit of $4.2 million for the thirty-nine weeks ended October 2, 2004.  This increase in operating profit primarily resulted from higher sales volumes and prices on sales of MRE’s, UGR-A’s and Other Military products to the DoD as noted above and which were offset by increased cost in depreciation and amortization of intangibles associated with the acquisition.  Acquisition related cost were partially offset by decreases in selling, general and administrative expenses associated with the Predecessor relating to the value of shares committed to be released to the ESOT and other compensatory stock plans that did not recur in 2005.

Interest Expense.  Our interest expense for the thirty-nine weeks ended October 1, 2005 was approximately $13.4 million, representing an increase of approximately $9.7 million, compared to pro forma interest expense of $3.7 million for the thirty-nine weeks ended October 2, 2004.  The increase in interest expense was due to approximately $6.8 million in interest expense resulting for the issuance of the $125 million 10 7/8 Senior Secured Notes, approximately $362,000 in related bond cost amortization.  The remaining increase is related to the issuance of the our Senior PIK Note in which we incurred additional interest expense of approximately $2.6 million, including charges for bond amortization of approximately $247,000.  The increase in interest expense was offset by decreased interest expense on other secured borrowing of the Predecessor and working line of capital of the Successor of approximately $74,000.

Interest Income.  Our interest income for the thirty-nine week period ended October 1, 2005 was approximately $125,000, representing a decrease of approximately $414,000 as compared to pro forma interest income of approximately $539,000 for the thirty-nine weeks ended October 2, 2004.  The decrease in interest income resulted primarily from short-term investments held by the Predecessor that were not acquired in the acquisition on June 30, 2004.

Other Income (Expense), Net.  Our other income (expense), net for the thirty-nine weeks ended October 1, 2005 was approximately ($125,000), representing a decrease of approximately $397,000 as compared to pro forma other income (expense), net of $272,000 for the thirty-nine week period ended October 2, 2004.  This decrease in other income (expense) was the result of final settlement on prior period U.S. Government contracts by the Predecessor which resulted in approximately $176,000 of other income.  Other income (expense) was also adversely affected by approximately $150,000 of additional management fees paid to Veritas in 2005 as compared to 2004, approximately $27,000 in loss vs gain on disposal of property and equipment in 2005 as compared to 2004, decreased V.E. income of approximately $27,000 and other miscellaneous expense items including approximately $10,000 in bank fees trustee fees.

Income Tax Expense.  Expenses related to federal, state and local taxes for the thirty-nine weeks ended October 1, 2005 was approximately $1.3 million compared to pro forma income tax expense of approximately $63,000 for the thirty-nine week period ended October 2, 2004.  As described further in Note 7 to our financial statements, the Predecessor Company was qualified under Subchapter-S of the Internal Revenue Code, and therefore was not subject to Federal Tax whereas the Successor Company is taxed as a C-Corporation.  During the thirty-nine weeks ended October 1, 2005, we recorded approximately $1.4 million of additional deferred tax liabilities associated with the indefinite reversal period related to Goodwill and offset by tax benefits during the current year of approximately of approximately $95,000 due to state, local and city taxes as described in our discussion related to income tax expense for the thirteen week period ended October 1, 2005 above.

Net Income.  As a result of the foregoing, we incurred a net loss of approximately $2.7 million for the thirty-nine week period ended October 1, 2005, representing an increase of approximately $4.0 million as compared to pro forma net income of approximately $1.3 million for the thirty-nine week period ended October 2, 2004.

Operating Segment Results

Comparison of the thirteen weeks ended October 1, 2005 to the thirteen weeks ended October 2, 2004

Net Sales.  Net sales for our Right Away Division (“RAD”) segment decreased by approximately $867,000 for the thirteen weeks ended October 1, 2005, primarily due to a decrease in sales to the DoD (decreased MRE sales $2.4 million, increased UGR-A sales $1.8 million, increased Other military sales of approximately $466,000) and further offset by other miscellaneous commercial sales and scrap.  Net sales for our Prepared Foods Division (“PFD”) increased approximately $6.5 million (excluding inter-segment sales of approximately $8.0 million for the thirteen week period ended October 1, 2005 and $13.5 million for the thirteen week period ended October 2, 2004).  The increase in PFD sales is attributable to increase sales to Co-Manufacturing customer of approximately $6.2 million and increased sales of Specialty and Other products of approximately $161,000.

Operating Profit.  Profit from Operations for our RAD segment increased $5.6 million of the thirteen week period ended October 1, 2005.  Increased operating profit for the RAD segment is due to higher pricing on MRE, UGR-A and other military products for the thirteen week period ended October 1, 2005.  Also included in the operating profit for our RAD segment is approximately $2.0 million in gross profit that would have been previously recognized by our PFD segment on MRE shipments to the RAD segment (intersegment sales are now recorded at cost).  The remaining increase in RAD operating profit is attributable to slightly lower selling, general and administrative costs incurred by the segment as a result of transferring personnel to the Corporate headquarters during the consolidation of shared services which took place during the thirteen weeks ended October 1, 2005.  Profit from operations for the PFD segment increased approximately $1.4 million for the thirteen week period ended October 1, 2005 and is primarily attributable to $1.2 million in increased gross profit on Co-manufacturing contracts, inventory step-up amortization cost of approximately $1.3 million in the prior year which did not recur in 2005 and approximately $1.2 million in selling, general and administrative expenses transferred to our corporate office which were offset by approximately $2.0 million in gross profit on MRE shipments to our RAD segment now included at RAD as discussed above.

Comparison of the thirty-nine weeks ended October 1, 2005 to the thirty-nine weeks ended October 2, 2004

(in thousands, 000’s)	Twenty Six Week Period Ended June 30, 2004	Thirteen Week Period Ended October 2, 2004	Pro Forma Thirty Nine Week Period Ended October 2, 2004	Thirty Nine Week Period Ended October 1, 2005
	(Predecessor)	(Successor)	(Successor)	(Successor)
Net sales
Right Away Division	65,267	40,886	106,153	122,615
Prepared Foods Division	35,473	23,696	59,169	65,447
Corporate	—	—	—
TWC Holding LLC	—	—	—	0
Eliminations	(19,816)	(13,505)	(33,321)	(28,106)
Total Company	80,924	51,077	132,001	159,956

Operating profit
Right Away Division	4,359	2,985	7,344	20,666
Prepared Foods Division	4,413	1,646	6,059	(2,019)
Corporate	(7,975)	(173)	(8,148)	(6,481)
TWC Holding LLC	—	—	—	(109)
Eliminations	—	(1,041)	(1,041)	—
Total Company	797	3,417	4,214	12,057

Net Sales.  Net sales for the RAD segment increased for the thirty-nine week period ended October 1, 2005 by approximately $16.5 million primarily due to increased sales to the DoD of approximately $17.9 million (increased MRE sales $17.3 million, increased other military sales $989,000 offset by decreased URG-A sales of $425,000).  The remaining decrease in net sales for our RAD segment is due to lower commercial sales and miscellaneous sales of scrap of approximately $1.4 million.  Net sales for our PFD segment increased approximately $11.5 million (including inter-segments sales) for the thirty-nine week period ended October 1, 2005.  The Increase in PFD segment sales was largely attributed to $12.7 million in Co-manufacturing (increases due to new Co-manufacturing contracts;  Quaker $3.5 million, Keefe $2.9 million, DelMonte $2.9, increases in existing base Co-manufacturing contracts $2.2 million and Kraft $1.2 million) offset by decreased sales in our Specialty and other products.

Operating Profit.  Profit from operations for our FAD segment increased by approximately $13.3 million for the thirty-nine week period ended October 1, 2005.  Included in the operating profit for the RAD segment is an estimated $7.0 million that would have been previously recognized by our PFD segment on MRE shipments to the RED segment (intersegment sales are now recorded at cost).  The remaining increase in operating profit for our RAD segment is related to volume and pricing on sales to the DoD. (gross profit exclusive of the PFD segment includes increases in MRE of approximately $5.7 million, UGR-A $568,000 and other military gross profit of $406,000).  The remaining differences are offset by modest increases in selling, general and administrative expenses for the pro forma thirty-nine week period ending October 2, 2004 of approximately $376,000.  Profit from operations for our PFD segment decreased approximately $8.1 million.  As discussed above, approximately $7.0 million in gross profit that would have been previously recognized by our PFD segment is now included in our operating profit at RAD.  The remaining decrease in operating profit is related to cost associated with our exit from the grocery isles of certain specialty related products which resulted in decreased with our exit from the grocery isles of certain specialty related products which resulted in decreased gross profit of approximately $1.5 million offset by lower selling, general and administrative cost associated with the transferred to our corporate division.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for the Predecessor twenty-six weeks ended June 30, 2004 and Successor net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for the thirteen week period ended October 2, 2004 and thirty-nine week period ended October 1, 2005:

	Twenty Six Week Period Ended June 30, 2004	Thirteen Week Period Ended October 2, 2004	Thirty Nine Week Period Ended October 1, 2005
	(Predecessor)	(Successor)	(Successor)
Net cash provided by (used-in):
Operating activities	(471,783)	3,398,847	6,575,132
Investing activities	(11,791,620)	(165,720,204)	(11,024,135)
Financing activities	8,313,722	162,706,475	1,665,912
Capital expenditures	(2,382,720)	(659,952)	(11,024,135)

Operating Activities. Net cash provided by (used in) operating activities was approximately $6.6 million, $3.4 million and $(0.5) million for the Successor thirty-nine week period ended October 1, 2005, the Successor thirteen week period ended October 2, 2004 and the Predecessor period from January 1, 2004 to June 30, 2004, respectively.  Cash generated from operations increased during the first thirty-nine weeks of fiscal year 2005 due mostly to higher sales volume and pricing on DoD sales associated with the surge production in the first quarter of 2005 and the start-up of the MRE 25 base contact which began in the second quarter of 2005. In addition, for the Predecessor six-month period ended June 30, 2004, the Predecessor used additional cash to make payments relating to settlement of certain stock options and stock-based compensation plans and to build inventories as required to meet military contract commitments, which were subsequently recognized by the Successor in the thirteen week period ended October 2, 2004.

Investing Activities. Net cash (used in) investing activities was $(11.0) million, $(165.7) million and $(11.8) million for the Successor thirty-nine week period ended October 1, 2005, the Successor thirteen week period ended October 2, 2004 and the Predecessor twenty six week period ended June 30, 2004, respectively. The decrease in investing activity for the thirty-nine week period ended October 1, 2005 was largely related to the acquisition, which accounts for approximately $165.5 million, whereas spending for the thirty-nine week period ended October 1, 2005 was primarily related to the addition of production capacity and line improvements, the build out of a new consolidated corporate headquarters in Cincinnati.  Significant investment activity for the Predecessor twenty-six week period ended June 30, 2004 was largely due to increased investments during the first and second quarters of 2004 in short-term investments which were not acquired in the acquisition transaction on July 1, 2004.

Financing Activities. Net cash provided by financing activities was $1.7 million, $162.7 million and $8.3 million for the Successor thirty-nine week period ended October 1, 2005, the Successor thirteen week period ended October 2, 2004 and the Predecessor six months ended June 30, 2004, respectively.  For the thirty-nine week period ended October 1, 2005, cash provided by financing activities is attributable to book overdrafts and financing activity associated with the issuance of the Senior PIK Note and subsequent return of capital dividend payment, whereas the Successor thirteen week period ended October 2, 2004 was largely related to funding of the acquisition with issuance of the $125.0 million Senior Secured 10 7/8 % Notes and capital contributions of approximately $37.5 million.  The remaining change for the thirteen week period ended October 2, 2004 is attributable to bank overdrafts.  Financing activities related to the Predecessor twenty six week period ended June 30, 2004, related to borrowings against its credit facility of approximately $8.7 million offset by principal payments on its long-term debt arrangement of approximately ($629,000).  The remaining difference relates to book overdrafts of approximately $243,000.

Long-Term Debt Expenditures

In connection with the closing of the acquisition transactions on June 30, 2004, the Predecessor’s long-term debt was repaid, and we issued $125 million in Senior Secured Notes and entered into our new working capital facility. As a result, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis.  We incurred approximately $10.2 million of interest expense (including approximately $512,000 of bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the thirty-nine week period ended October 1, 2005. To the extent we have borrowings outstanding under our working capital facility, we will have additional cash interest payments. Our borrowings against our working capital facility was $0 at October 1, 2005.

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

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 net of a discount of approximately $36,259,000.  The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp.  Neither the Company nor any of its subsidiaries guaranteed the Senior PIK notes.  The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies.  Because the Company is a holding company with no operations and has only its investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity. For the thirty-nine week period ended October 1, 2005, we incurred approximately $2.6 million in interest expense (including approximately $247,000 of bond amortization cost) related to the Senior PIK Notes.

We expect our remaining capital expenditures in 2005 to be approximately $1.5 million, primarily related to scope changes on the Gerber project and to support plant renewal, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our new working capital facility.  As of October 1, 2005, we had no borrowings under the working capital facility.  We have incurred approximately $75,000 in interest expense on the working capital facility since December 31, 2004.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will be utilized to meet debt service requirements, finance our capital expenditures and provide working capital. Based on our current level of operations, our revolving line of credit facility and our anticipated growth, we believe that the cash flows generated by operations and our revolving line of credit will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our fiscal year 2005 purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Our 2004 sales to the Canadian military comprised approximately 1% of our total sales in 2004, on a pro forma basis and we believe any future risk related to fluctuations in foreign currency exchange rates for the Canadian dollar to not be significant.  Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk.  In addition, because our customary contract terms pass through increase in cost of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk.  Other than with respect to our sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk.  We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.  We had no exposure to variable rates at October 1, 2005.  We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

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

There were no changes in the Company’s internal control over financial reporting that occurred during the thirteen week period ended October 1, 2005, constituting the Company’s latest fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and may adversely affect us. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements.  The foregoing list of important factors and other risk detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission are not exhaustive.

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

None.

Item 3.    Defaults Upon Senior Notes.

None.

Item 4.    Submission of Matters to a Vote of Securities Holders.

None.

Item 5.    Other Information.

On November 11, 2005, the operating agreement governing TWC Holding LLC, was amended to reflect the award of 1.0% and 0.25% Class B membership interests to Brian Lutes and Ted Samotis, respectively, and their admission as newly admitted members of TWC Holding LLC, the amendment also amended the schedules to TWC Holding LLC operating agreement to reflect the voluntary relinquishment of Humberto Cavazos and Lealan Westfield of their respective entire Class B membership interests.

Item 6.    Exhibits.

No.	Description
3.1	Amendment No. 3 to the Limited Liability Company Operating Agreement of TWC Holding LLC

31.1	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

31.2	Certification pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (President and Chief Executive Officer)

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (Chief Financial Officer)

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TWC Holding LLC
(Registrant)

Date: November 15, 2005	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2005	By:	/s/ Brian A. Lutes
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)