Form 10-K
period 2005-12-31
TWC Holding LLC
filed 2006-03-31
CIK 1326531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO

SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-124826

TWC Holding LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware

(State or Other Jurisdiction of Incorporation or Organization)

59-3781176

(I.R.S. Employer Identification No.)

4701 Creek Road, Suite 200
Cincinnati, Ohio 42542
(513) 794-9800
(Address of Principal Executive Offices and Telephone Number,
Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☒    No  ☐

Indicate by check mark whether each registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)  Yes  ☐    No  ☒

No voting stock of TWC Holding LLC is held by non-affiliates of TWC Holding LLC.

Indicate the number of shares outstanding for each of the Registrant’s classes of Common Stock, as of the latest practicable date:   The Registrant has two classes of membership interests.  As of March 29, 2006 Veritas Capital Management II, LLC held 94.7% of the class A membership interests and the remaining interests were held by various persons or entities.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

TWC HOLDING LLC
TABLE OF CONTENTS

PART I.
Item 1:	Business
Item 1A:	Risk Factors
Item 1B:	Unresolved Staff Comments
Item 2:	Properties
Item 3:	Legal Proceedings
Item 4:	Submission of Matters to a Vote of Securities Holders
PART II.
Item 5:	Market For a Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6:	Selected Financial Data
Item 7:	Management's Discusssion and Analysis of Financial Condition and Results of Operations
Item 7A:	Quantitative and Qualitative Disclosures About Market Risk
Item 8:	Financial Statements and Supplementary Data
Item 9:	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A:	Controls and Procedures
Item 9B:	Other Information
PART III.
Item 10:	Directors and Executive Officers of the Registrant
Item 11:	Executive Compensation
Item 12:	Security Owenership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13:	Certain Relationships and Related Transactions
Item 14:	Principal Accountant Fees and Services
PART IV.
Item 15:	Exhibits, Financial Statements Schedules
Signatures
Exhibits Index
Consolidated Financial Statements

ii

Cautionary Statements Regarding Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, including statements about our business, operations, financial results and future prospects. Forward-looking statements are those that do not relate solely to historical fact. They include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events. They may contain words such as “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning. They may relate to, among other things:

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

•                  other risks related to the notes (including the value of the collateral);

•                  statements with respect to the transactions related to the acquisition of our business on June 30, 2004, or the “Transactions;”

•                  general economic conditions; and

•                  our development and expansion plans and expectations for the future.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and may adversely affect us. These risks and uncertainties include those factors discussed in Part I, Item 1A, “Risk Factors,” and other risks detailed from time to time in our reports filed with the Securities and Exchange Commission.

It is not possible for us to predict all risks and uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. Given these risks and uncertainties, we urge you to read this report and any subsequently filed reports with the understanding that actual future results may be materially different from what we plan or expect.

We are not under any duty to update any of these forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations. All forward-looking Statements contained in this report and any subsequently filed reports are expressly qualified in their entirety by these cautionary statements.

iii

PART I.

As used in this report, all references to “TWC Holding LLC,” “we,” “our,” “us,” “the Company” and all similar references refer to TWC Holding LLC, a Delaware corporation, and its subsidiaries as a consolidated entity, unless otherwise expressly stated or the context otherwise requires.

ITEM 1: Business

Overview

On June 30, 2004, TWC Holding LLC, (the “Company” or “Successor”) and our wholly owned subsidiary, The Wornick Company, a Delaware Corporation (“Wornick” or “Operating Company”) as described in more detail below under the caption “—Acquisition Transactions,” acquired our business from The Wornick Company, a Nevada Corporation (“Predecessor Company” or “Predecessor”). The Predecessor Company began operations in 1971, and was the first contractor to complete delivery of Meals Ready-to-Eat, or “MREs,” to the Department of Defense, or “DoD” in 1981. In each subsequent year, the DoD has awarded our Predecessor Company and, subsequent to the acquisition, us contracts to deliver MREs and other food products. In 1995, Mr. Ronald C. Wornick, one of the founders of our business retired and sold our Predecessor Company to certain of its employees through an employee stock ownership trust. Since 1995, our business expanded into new military and commercial products.

Through our Operating Company, we are the leading supplier of individual and group military field rations to the DoD. We specialize in the production, packaging and distribution of extended shelf-life, shelf-stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of MREs, Unitized Group Rations-A or “UGR-As,” and the Tray-Packs that are used in the Unitized Group Rations—Heat & Serve, or “UGR-H&S,” program. Our customers also include, but are not limited to, Kraft Foods Inc., or “Kraft,” Gerber Products Company, or “Gerber,” Quaker Oats Company, or “Quaker,” Delmonte Foods Company, or “Delmonte,” The Keefe Company, or “Keefe,” the Canadian Ministry of Defense, retail stores including Walgreen Co., or “Walgreen” and 7-Eleven, Inc., or “7-Eleven,” and grocery stores such as The Kroger Co., or “Kroger,” Publix Super Markets, or “Publix,” and Meijer. Given the elevated levels of deployment of U.S. armed forces in Afghanistan and Iraq and an anticipated continuation of high levels of U.S. military activity worldwide, we believe that the demand for our military food products will remain strong.

We have become a leader in developing and commercializing thermostabilization technologies for processing and packaging foods using flexible and semi-rigid packaging. Our packaging technologies and stabilization processes prolong the shelf-life and enhance the quality of our products and have a broad range of applications. The stabilization processes we utilize include retort processing, hot-fill, in-line pasteurization, post-packaging pasteurization and frozen food technologies. With our industry-leading technology and capabilities, we have developed innovative approaches to the manufacturing of entrées, side dishes and desserts, and we offer a turnkey food processing operation that allows us to manage a concept from product development to full-scale manufacturing through ultimate distribution.

Acquisition Transactions

On December 3, 2003, TWC Holding LLC through our wholly owned subsidiary, The Wornick Company, a Delaware corporation, an acquisition vehicle formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (Veritas Capital Management), entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation, or the “Predecessor Company,” and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation. The Assets Purchase and Sale Contract, as amended, provided for the purchase by us and the sale by the Predecessor Company, of the business of the Predecessor Company and its subsidiaries as a going concern, including substantially all of their operating assets, and the assumption of certain of the liabilities of the Predecessor Company and its subsidiaries, or the “acquisition.” The gross purchase price of the business, subject to a post-closing purchase price adjustment, was $155 million, of which $150 million was paid to the sellers at the closing and the remaining $5 million was paid to an escrow agent as escrow for the sellers’ obligations under the Assets Purchase and Sale Contract. The acquisition closed on June 30, 2004. In October 2004, approximately $99,000 was repaid by the sellers to us as a purchase price adjustment. To date, we have not submitted any request for payment on the escrowed funds and on October 3, 2005, the remaining escrowed funds were released to the sellers.

The Operating Company funded the purchase price of the acquisition and the related fees and expenses with the proceeds of an offering of our 10 7/8% Senior Secured Notes due 2011, or the original notes, and the contribution of equity investments in TWC Holding LLC as follows:

•                  the purchase by the equity investors of Class A interests in TWC Holding LLC for $37.5 million in cash;

•                  the contribution by TWC Holding LLC of all cash received by it from the equity investors; and

•                  gross proceeds of $125 million from the issuance and sale of the original notes.

The Operating Company entered into a senior secured revolving credit facility, or the credit facility, of up to $25 million concurrently with the closing of the acquisition and the notes offering. We have the option to pay only interest on amounts borrowed under the facility at an annual adjustable interest rate calculated in accordance with the applicable promissory note.

The closing of the offering of the original notes, or “notes offering,” occurred simultaneously with the closing of the acquisition, our new credit facility and the other financing transactions described above.

We refer to the acquisition, the notes offering, our entering into the new credit facility and the other financing transactions described above collectively as the “acquisition transactions.”

Issuance of 13.875% Senior PIK Notes due 2011 by TWC Holding LLC and TWC Holding Corp. on February 11, 2005

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes. The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because the Company is a holding company with no operations and has only its investment in the Operating Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes upon their maturity.

Segment Information

Our Operating Company has two reportable segments, the Right Away Division, or “RAD,” and the Prepared Foods Division, or “PFD.”  The RAD division is our core military supply business and the PFD division includes our core consumer and commercial business. In addition, the PFD division supplies the RAD division with intermediate items used to assemble products distributed by the RAD division as well as directly supplying military customers with certain items. On February 6, 2006, we announced the consolidation of our RAD operations into our PFD division. For a fuller discussion of the operating results of these segments, please see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Operating Segment Results.”

Industry Outlook

Military. The U.S. defense environment has changed dramatically since 2001 with the extensive deployment of U.S. armed forces to Afghanistan and Iraq. In both situations, the U.S. armed forces require ongoing ration support systems in intense and highly mobile combat situations. With the changes in the military’s mobilization techniques and the need for the highest level of food safety and security, we believe that after completion of our recently announced move to consolidate operations by discountinuing our Assembly operations facility in McAllen, Texas and shifting the work performed at that location to the Greater Cincinnati Tri-state area, we are well situated to continue our leadership position in feeding the military in both times of peace and war.

We expect our core military business of providing extended shelf-life products to the military customers to experience steady to slightly lower demand in the upcoming year due to recent forth quarter surge contract orders placed by the DoD ahead of the MRE-26 award which is a five year fixed price contract through fiscal year 2010. We are one of only three companies approved by the DoD to supply MREs.  As of March 29, 2006 the DoD Award for the MRE-26 to 30 Bid has not been announced.

Commercial. We believe the foodservice market to be approximately $2.5 billion with an annual growth in entrees to be 1% to 2%. We believe there is an opportunity for us to increase our share of the commercial and institutional shelf-stable foodservice market by supplanting frozen and canned products with our flexible-pouch shelf stable entrees, side dishes and sauces. In 2004, our foodservice initiatives were focused mainly on market tests to customers such as Kroger supermarket delis and the U.S. Navy. In 2005 we launched our initial product offerings and had sales of approximately $2.0 million. In fiscal 2006 we plan to continue effectuating our foodservice market expansion plans.

Products

Military Products

The following table outlines the products for our military segment:

Product Category		Description and Use		What We Do
•	Meal, Ready to Eat (MRE)	•	Self-contained operational ration, including entrée, side dish, snack components, accessory packet and flameless heater, for the individual soldier in a combat environment	•	Ration assembly and production of over 60 of the 85 MRE components, including retort entrées and side dishes, extended shelf-life components and hot-fill components

•	Unitized Group Rations — A (UGR-A)	•

Group-feeding meal modules for 50 soldiers when field kitchen equipment is available, using frozen, canned or dried foods to prepare entrées and side dishes, and includes disposable accessories such as cups, utensils and trays

				•	Supply chain management, assembly and distribution

•	Unitized Group Rations — Heat & Serve (UGR-H&S)	•	Group-feeding meal modules for 50 soldiers, using ready-to-	•	Manufacture UGR-H&S semi-rigid flexible polymeric Tray-

			heat shelf-stable Tray-Packs rather than frozen, canned or dried foods, and includes disposable accessories such as cups, utensils and trays		Packs

•	Humanitarian Daily Rations (HDR)	•	Extended shelf-life individual full-day ration and accessories for a moderately malnourished individual	•	Packaging subassembly and final ration assembly, including retort entrees and side dishes

•	Tailored Operational Training Meals (TOTM)	•	Low-cost alternative to MRE for use in training, primarily by the National Guard	•	Packaging subassembly and final ration assembly, including retort entrees and side dishes

Meal, Ready-to-Eat (MRE)

The MRE is considered one of a few mission-critical “war-stopper” items that are procured by the U.S. Government. We have been involved in the supply of MREs since the inception of the DoD’s MRE program in 1978 and have delivered more than 383 million individual MREs to the U.S. military. Each MRE has a shelf-life of three years at 80 degrees Fahrenheit and is packaged in a hermetically sealed MRE meal bag that is resistant to insects, moisture, and nuclear, biological and chemical agents. We produce over 60 of the 85 components used in MREs, many of which are common to more than one of the MRE menus. Each MRE has an average of 17 components, including a flameless heater to quickly warm the entrée. The manufacturing of MRE entrées is highly complex and requires expertise in retort flexible pouch processing and strict adherence to DoD specifications. We have received numerous awards for quality in the manufacturing of MRE entrées, including recognition from the Defense Supply Center Philadelphia, or “DSCP,” for the highest quality level of any MRE contractor.

We also use modified atmosphere packaging techniques to extend the shelf-life of the various snack and bakery components of the MRE. We have received numerous quality awards from the DSCP for the assembly and packaging of MREs. An MRE is capable of withstanding low-level airdrop and storage in heavy humidity to wet conditions without degradation of the packaging.

We currently provide MREs to the DoD pursuant to a contract awarded in March 2003 by the DSCP, which is responsible for procuring military field rations for the DoD, in connection with an Industrial Preparedness Agreement between the DoD and us. We expect the current MRE-25 contact to expire near the end of the first quarter 2006. The DoD enters into Industrial Preparedness Agreements with contractors to ensure that a high production and assembly capacity and a large amount of special equipment is available at all times to accommodate a potential surge in military requirements. The typical historic MRE contract is a three-year fixed-price contract consisting of one base year and two option years, which the DSCP has always exercised. Our current contract calls for a base delivery of 875,000 cases (12 MREs per case), plus an add-on of up to 50% of the base MRE quantity, increasing the potential total volume to approximately 1.3 million cases per year, not including any military surge quantities. In the third and fourth quarters of fiscal 2005, the DSCP invoked its rights under the contract to purchase surge quantities from us. Awards were granted to us under three separate surge awards totaling approximately $71.3 million. We expect final delivery of all surge orders to be completed in April 2006. We submitted a bid for the next MRE contract during 2005, which we anticipate will be awarded at the expiration of the current MRE-25 surge awards, and which will be a five-year contract with a one-year base period and four renewal periods of one-year each, with deliveries starting in 2006. The DSCP, as part of its “Total Systems Approach,” is also evaluating the outsourcing of remaining government furnished components of the MRE program for procurement by the assembly contractors.

Unitized Group Rations-A (UGR-A)

The UGR-A provides A-Ration (freshly prepared) meals in the field that are comparable to commercially available hot foodservice meals. The UGR-A is used when field kitchen equipment becomes available and is configured into 50-person meal modules for ease of ordering and distribution. Each UGR-A module consists of three boxes, one with frozen food and the rest containing non-refrigerated commercial food items and side dishes, eating utensils, beverages and condiments. The seven breakfast and 14 lunch/dinner menus contain all necessary food items and disposable items (such as cups and trays), with the exception of perishable items such as bread and milk. Under our UGR-A contract, UGR-As assembled for consumption in the continental United States must have a minimum shelf life of three months, and modules assembled for consumption outside the United States must have a shelf life of nine months.

We are responsible for the ordering, packaging and logistics associated with assembling and delivering UGR-As to the required military bases. Substantially all of the UGR-A components are available from multiple commercial food suppliers. We are currently working under an indefinite delivery, indefinite quantity contract awarded by the DSCP in July 2004. The eight-year contract calls for delivery of the meal modules on an order-by-order basis. UGR-A contracts designate a set of military bases in the continental United States to which the contractor will provide UGR-A modules during the term of the contract. Every week, we and other contractors submit updated component pricing to the DSCP for the next one-week period to adjust for commercial component price fluctuations. This component price information is used to determine the price for all UGR-As ordered during the following one-week period. These weekly price submissions are also evaluated to determine awards of UGR-A purchases for delivery outside the continental United States during the applicable one-week period. We delivered approximately 316,000 modules in 2005, approximately 280,000 modules in 2004 and 856,000 modules in 2003. Since the inception of the UGR-A program in 2000, we have been the leading supplier to the DSCP in terms of total volume. We believe that we have historically enjoyed a strong position in this market due to our ability to respond on short notice with on-time delivery of high-quality products, generally at the lowest price to the DSCP.

We plan to expand the scope of our participation in the UGR-A program by directly supplying our own frozen breakfast and dinner entrées for the program, in three-to-five pound Great Food Express pouches. In early 2004, we received approval from the DoD to supply a Great Food Express entrée for the UGR-A program and began shipping the entrée in late 2004. We received approval from the DoD to supply a second entrée developed by our research and development facility for the next program year, which commenced in October 2005.

We have other food items that are in various stages of development and evaluation by the DoD. We were one of four contractors awarded an eight-year contract for UGR-A and received the highest market share of the awarded contractors according to the estimated annual quantities provided by the DSCP for continental United States or “CONUS,” UGR-A sales. The contract includes specific CONUS military base destinations that we will serve exclusively for the eight-year period. In addition, we will be eligible to bid for the DSCP’s UGR-A requirements outside of the continental United States during the eight-year contract.

Tray-Pack

We manufacture the Tray-Pack, a shelf-stable ration packaged in a semi-rigid flexible tray as an extended shelf-life component and the primary outsourced product of the UGR-H&S program. The UGR-H&S is a transitional field ration that is similar to the UGR-A discussed above but uses shelf-stable ready-to-heat Tray-Packs rather than frozen, canned or dried foods. It is a transitional field ration that can be used in the early stages of military activity because it does not require the extensive support infrastructure of refrigeration or full kitchens. Tray-Packs can be heated in steam tables and served directly from the tray. Each container provides between nine and 18 servings. The entrée and side servings are ready-to-heat, reducing food preparation time and water and fuel usage. As with our entrée packs for MREs, we utilize our expertise in food processing and retort packaging to manufacture durable low-cost Tray-Packs. We supplied the DSCP with this product under a five-year fixed-price contract, which expired in 2005. As of March 29, 2006, the new Tray-Pack award has not been announced. Since the U.S. Government began using polymeric trays in military ration programs, we have been the number one supplier of these trays to the DSCP in terms of total volume and quality performance, as reported by the DSCP and the U.S. Department of Agriculture, or the “USDA,” respectively.

Currently, the DoD assembles the UGR-H&S ration at government-owned depots, but the DSCP is evaluating the possible outsourcing of the assembly of UGR-H&S. Based on our experience as the leading supplier of UGR-As, the assembly of which is nearly identical to the UGR-H&S, we believe we are strongly positioned to be a leading provider of UGR-H&S assembly services. We also plan to be in the forefront of the development of entrées, side dishes and sauce components for the Army’s new Unitized Group Rations — Express (UGR-E) program, which uses self-heating Tray-Pack modules to provide hot meals in remote locations, as well as other new Army feeding systems.

Humanitarian Daily Rations (HDR)

The HDR is similar to the MRE in its packaging, but its contents are designed to provide a full days’ sustenance to a moderately malnourished individual rather than feed an active soldier. The HDR is composed of ready-to-eat thermostabilized entrées and complementary components. In order to gain the widest possible acceptance from potential consumers with diverse religious and dietary restrictions from around the world, the HDR contains no animal products or animal by-products, except for minimal amounts of dairy products, and it excludes any alcohol or alcohol-based ingredients. The meal bag contains user-friendly graphics describing its contents and instructions for opening the bag in three different languages. Additionally, these rations are packaged to withstand extreme environmental conditions and to allow airdrops when necessary.

As part of our MRE base award, we are responsible for manufacturing the entrée and support components and assembling the HDR pack. In conjunction with the MRE contract awarded to us in March 2003, we are required to deliver a minimum of 100,000 and a maximum of 2.5 million HDR day-packs per year, as may be ordered by the DSCP, throughout the three-year life of the MRE contract. HDR day-packs are stockpiled worldwide to prepare for emergency situations. HDR inventory is managed by the Defense Security Cooperation Agency (DSCA) and HDR day-packs are provided in emergency and other humanitarian situations at its discretion. DSCA employs the DSCP solely as a purchasing authority for assembled HDR day-packs. In fiscal 2005, we delivered approximately $395,000 worth of humanitarian rations in support of relief efforts following the earthquake in Pakistan and approximately $1.2 million in special Humanitarian Aid packages to victims of Hurricane Katrina.  Also, as discussed above, in the third and fourth quarters of 2005, the DoD exercised surge options in the wake of those Hurricanes which resulted in approximately $71.3 million of unplanned orders.  These surge orders will primarily take place in the fourth quarter 2005 and first quarter of 2006.

Tailored Operational Training Meal (TOTM)

The TOTM ration provides an alternative operational training meal in lieu of sack lunches and catered commercial meals to soldiers engaged in inactive duty training for use in situations where traditional operational ration meals are not mandated. This ration employs many of the same components as the MRE. Menus typically contain an MRE entrée, wet-pack fruit, a beverage base, flameless heater, dining kit and other assorted components. Since they were introduced in 2002, TOTM rations have been used mainly for training by the National Guard. This meal, a low-cost alternative to MREs, helps individuals become familiar with the preparation, use, consumption and disposal of pre-packed meals similar to MREs. The TOTM is lightweight and fits easily into military field clothing pockets. It also may easily be adapted for disaster relief efforts.

As with our MRE and HDR rations, we manufacture entrée packs and provide product assembly services for TOTMs. Under a Blanket Purchase Agreement issued by the DSCP in April 2002, we provide TOTMs as ordered by individual National Guard supply centers, through the DSCP.

Co-Manufactured Products

Through our co-manufacturing program, which began in 1998, we manufacture a variety of extended shelf-life products for leading branded food companies, including Delmonte, Gerber, Keefe, Kraft, Quaker and other co-manufacturing customers. These products are marketed and sold by our customers into their retail and foodservice channels under nationally recognized brands. We target branded companies that are leaders in their respective categories and have products that align well with our core competencies in heat seal and thermostabilized products. Many of these products require us to use a combination of our existing manufacturing equipment as well as newly purchased equipment, the cost of which is partially borne by our contracted co-manufacturing customers. Our co-manufacturing program utilizes many of the technologies and processes that we have developed for our military business.

The majority of our co-manufacturing supply contracts include a capital component through which the customer funds a portion of the capital required to support production of the related product. Under these arrangements, we provide the initial financing for capital expenditures. We own all of the equipment acquired under such agreements, which are structured to minimize our obligation to make capital expenditures if a project is discontinued unexpectedly by requiring the customer to pay the entire balance of the capital expenditure portion remaining due under the supply contracts. If we do not use the entire capacity of the equipment to supply our co-manufacturing customer, we have the right to use the equipment in our other businesses. Our co-manufacturing contracts are generally mutually exclusive, in that we are restricted from making the co-manufactured product for other customers, and likewise our customer may not buy such products from other suppliers.

Kraft Macaroni & Cheese

Kraft, the largest seller of shelf-stable meals in the United States, is our longest-standing co-manufacturing customer. Since 1998, we have worked in partnership with Kraft to produce single-serve frozen Kraft Macaroni & Cheese in 7-ounce and 10-ounce packages, which are frozen in-line and shipped directly into Kraft’s frozen foods distribution network. We were awarded this business on the basis of our proprietary blending process. We were identified by Kraft as the only supplier able to match the quality and taste of Kraft’s “blue box” Macaroni & Cheese. Kraft distributes this product to some of the largest national restaurant chains for service as a selection on their children’s menus.

Under a contract effective September 2003, we are the exclusive manufacturer of single-serve frozen Kraft Macaroni & Cheese through 2006. Following 2006, the contract will renew automatically in one-year increments unless terminated within 180 days of the expiration date. Our deliveries of single-serve frozen Kraft Macaroni & Cheese have grown by more than 16% per year since the original contract began in 1998. In 2004, we installed a high-speed production line which effectively doubled our prior capacity for this product. We expect that this new production line will contribute to continued growth and allow us to expand our production at a faster rate.

Kraft Boca Italian Entrées

In March 2003, we began manufacturing a line of frozen Italian entrées for Kraft’s Oscar Mayer division. Boca Italian entrées are an expansion of Oscar Mayer’s established Boca line of meat-substitute products. We manufacture two single-serve entrées, Italian Lasagna and Cheese Ravioli, which are covered with a specially formulated sauce containing Boca crumbles. The product is packaged in an oven-ready tray that is heat sealed and shipped frozen to Kraft’s warehouses for distribution to retail outlets. In fiscal 2005, this line contributed approximately $1.9 million to revenue. As this contract expired at the end of fiscal 2005, we anticipate that production of the Kraft Boca lines will cease in June 2006.

Gerber Lil’ Entrées

In 2001, we developed and began manufacturing nine varieties of Lil’ Entrées pursuant to an exclusive North American supply agreement for Gerber, an international branded baby food company. This shelf-stable product line is an extension of Gerber’s industry-leading baby food line, packaged in a plastic tray and targeted for babies between eight months and 14 months. We have entered into an agreement with Gerber to construct a new high-speed production line, that will come on-line in fiscal 2006, that will triple our current capacity to produce Lil’ Entrées in 2006. Upon the commencement of production on the new line, our agreement with Gerber will extend through 2010. The contract will automatically renew for additional two-year increments following that time unless otherwise terminated.

Quaker Oats Company

In October of 2004, we began manufacturing shelf stable products launched in a limited number of markets pursuant to a three-year exclusive supply agreement with Quaker, a unit of PepsiCo Beverages and Foods, one of the worlds largest consumer brand companies. These products are extensions of one of Quaker’s category-leading brands and were launched nationally in 2005.

Delmonte

In June 2005, we began manufacturing shelf stable bowl products for Delmonte’s use in their private label soup business under a five-year agreement. Subsequently in early 2006, Delmonte sold their private soup label business to a third party who has yet to determine if Wornick will continue to be the manufacturer of choice for this business. We are currently working with Delmonte and are evaluating our options under the existing agreement.

Keefe

In March 2005, we began manufacturing shelf stable products pursuant to an exclusive five-year agreement with automatic renewal for a three-year term. Keefe is a leading supplier to and operator of correctional institution commissaries throughout the United States. Wornick provides shelf-stable pouched entrees for sale within these commissaries under the Keefe name brand.

Other Customers

In December 2005, we entered into a three-year agreement with three-year automatic renewals to produce shelf-stable entrees in bowls and pouches as well as shelf-stable meal kits. The customer is a fast growing provider of direct to consumer marketed foods with specific nutritional needs. The customer cannot be disclosed because of applicable confidentiality obligations.

New Business Opportunities

We continually seek opportunities to use our technologies and experience to partner with established branded food companies in new co-manufacturing arrangements. We continue to be engaged in several large projects that are in various stages of development and consumer testing. All of these projects are with category-leading companies, including some of the world’s largest food brands. We believe that we are well-positioned to secure contracts in connection with these and future opportunities.

Branded Consumer Products

In 2000, we developed, produced, and marketed Homestyle Express, an award-winning brand of shelf-stable, single-serve bowl meals positioned to offer good tasting, convenient food for busy adult consumers. Homestyle Express was consistently recognized for its superior taste and has received Gold Medal Taste Awards for Excellence from the American Tasting Institute for four consecutive years beginning in 2001.

It also received the Best New Product Award from the Convenience Store News and several “innovation in packaging” awards.

The Homestyle Express product line consisted of five entrées packed in shelf-stable microwaveable 10.5-ounce bowls that require no refrigeration and heat in 90 seconds and three Asian Style Selections that were packed in 18-ounce stand-up pouches which were ready to heat and serve in two minutes. We offered Homestyle Express products for sale through various channels, including mass merchandise outlets, grocery stores, drug stores, convenience stores and warehouse clubs.

Our Homestyle Express products were initially sold in stores operated by Wal-Mart Stores, Inc., or “Wal-Mart.”  However, due to slow sales, we have not achieved our sales and profitability targets for this brand and in the third quarter of 2005 we discontinued sales of this line.

Branded Foodservice Business

In 2004, we began test marketing our services for customized foodservice entrée, side dish and sauce applications under the Great Food Express brand. This brand is targeted at large foodservice chain restaurants that seek products customized to their specifications in ready-to-heat three-to-five pound shelf-stable pouches. Our shelf-stable products are designed for high-volume chain restaurants and institutional users that may have frozen/refrigerated storage constraints, food preparation labor issues, high turnover or solid waste disposal problems.

We began shipping our Great Food Express commercial foodservice brand in the first quarter of 2004 to customers such as Kroger supermarket delis and the U.S. Navy. In addition, we plan to expand the scope of our participation in the UGR-A program by directly supplying our own frozen dinner entrées for the program in three-to-five pound Great Food Express pouches. We have been approved for 2 of 14 total dinner menus and are seeking to gain additional approvals in 2006. Finally, we additionally launched our foodservice direct sales channel to prime military foodservice vendors via the launch of our A la Smart brand in July 2005.

Manufacturing and Processing

We process and package foods using the latest flexible packaging and stabilization technologies. We use a wide range of flexible packaging in the manufacturing process, including pre-formed pillow and gusseted pouches, vertical and horizontal form fill pouches, and single serve and bulk size semi-rigid plastic containers. All of these packages use heat seal technology to produce a hermetically sealed container.

Our stabilization processes are enhanced by our ability to integrate five primary stabilization methods into each of our packaging technologies, including retort, hot-fill, in-line pasteurization, post-packaging pasteurization and frozen food technologies:

•                  Retort—the food product, packaged in a hermetically sealed container, is heated to above 250 degrees Fahrenheit in order to render the food product shelf-stable.

•                  Hot-fill—the food product, typically a sauce or beverage, is dispensed into a package while the product is still hot prior to sealing and cooling of package in order to render the food shelf-stable.

•                  In-line pasteurization—the food product, typically a product that is sensitive to high temperatures, is heated before the product is packaged and sealed in order to extend the life of the product but not render it shelf-stable.

•                  Post-packaging pasteurization—the food product, typically a product that is sensitive to high temperatures, is heated after the product is packaged and sealed in order to extend the life of the product but not render it shelf-stable.

•                  Frozen stabilization—the temperature of the food product is rapidly lowered below 32 degrees Fahrenheit in order to preserve the product for extended periods of time.

These methods, along with our modified atmosphere packing technology, prolong shelf-life and maintain product quality. Using portion control technology, we package individual serving size packages in flexible and semi-rigid formats for retorted, frozen or pasteurized products ranging in size from three ounces to five pounds.

Our manufacturing plants utilize a comprehensive quality systems approach that incorporates the benefits of International Standards Organization systems, total quality management and statistical process control systems. We purchase modular and versatile equipment for use in our manufacturing facilities, which we then customize in-house to our specifications to meet the requirements of each product line. This has permitted us to increase the flexibility of our manufacturing lines and enhance our manufacturing efficiency.

We have also improved efficiency through our continual investments in integrating more productive manufacturing equipment and the strategic implementation of automated technology into many aspects of our operations. This integration has reduced our labor and manufacturing costs, removed manufacturing inefficiencies and improved response times for deliveries. In addition, automated technologies, including robotics and self-guided transport carts, have reduced the frequency of on-site employee injuries, increased the efficiency of our manufacturing lines and the utilization of our retort equipment.

In addition to our manufacturing capabilities, we offer an extensive range of services in custom contract assembly, product design and supply chain management. We operate fully independent Enterprise Resource Planning (ERP) systems at each of our primary facilities to optimize our supply chain and to ensure efficient receiving and warehousing procedures and production, allowing us to meet demanding delivery schedules and adhere to rigorous quality standards. We are the quality leader among our competitors in the production of MREs, UGR-As and Tray-Packs and have received the number one rating in customer quality audits and manufacturing quality from the DSCP. The DSCP audits its suppliers annually, and on-site U.S. military inspectors and the USDA monitor our quality performance.

Our contracts with the DSCP require us to maintain a maximum supply capacity for each of our DoD supply programs, including a maximum of 834,000 cases per month under our MRE contract, 750,000 modules per month under our UGR-A contract and approximately 117,000 to 217,000 units per month under our Tray-Pack contract. We generally operate below these levels on a monthly basis. Therefore, our facilities usually have significant excess manufacturing capacity, which provides us with substantial flexibility in planning future initiatives in our commercial and military businesses.

Sales, Marketing and Distribution

Military

Our contract administration department is responsible for overseeing our contracts with the DSCP. This group, together with our executive team, is dedicated to managing and serving the DSCP, and ensuring that we are meeting the requirements of the U.S. Government. Our sales to the Canadian military are managed by a sales manager in our sales organization.

We ship products for which we provide final assembly, such as MRE and UGR-A modules, directly to military bases in the continental United States, as well as to U.S. military installations overseas and various global storage centers. We ship products for which we provide manufacturing, such as Tray-Packs, to U.S. Government depots for final assembly and distribution.

Co-Manufacturing

Historically, we acquired new co-manufacturing business by responding to potential customers’ requests for proposals and in 2005 we actively pursued new co-manufacturing business through the execution of multiple projects for strategic accounts that are leaders in their respective food categories. We plan to aggressively market our supply chain services and value-added product solutions while leveraging our extensive existing contacts and support infrastructure.

In our co-manufacturing program, our Chief Operating Officer is responsible for coordinating the deployment of internal resources, including research and development, engineering, supply chain management and manufacturing, to execute a comprehensive, turnkey commercialization plan to develop, test, and ultimately manufacture new products. After a product is launched, the account is assigned to a customer service representative, who is responsible for day-to-day account management.

Our Supply Chain department is focused on successfully integrating our systems with those of our customers to provide a comprehensive outsourced product management solution, from the sourcing of material to the delivery of the end product. Historically, our reputation in the industry and our record of meeting our commitments to our customers have led customers to seek out our services. In the future, we intend to pursue a more aggressive sales strategy in which we will seek out specific branded partners and initiatives that align with our core competencies in heat sealed flexible packages and thermostabilized products. We will continue to pursue relationships with large branded businesses that are leaders in their respective categories and we intend to add at least two more major industry players as customers of our co-manufacturing business over the next three years. Generally, we have favored deeper, more value-added relationships with a smaller number of customers, rather than less comprehensive relationships with many customers. This approach has allowed us to build on our strengths by participating extensively in the early stage development of products and their commercialization. We generally ship co-manufactured products to our customers’ warehouses for further distribution to consumer outlets.

Branded Foodservice Business

Our branded foodservice business is managed by our vice president of sales and marketing. We handle our Great Food Express military sales directly. We have introduced Great Food Express into the military prime vendor feeding programs through our strong existing military business relationships.

Suppliers

We purchase our food and packaging supplies on an as-needed basis from commercial suppliers, with the exception of a limited number of components that are supplied to us by the U.S. Government for our MRE contract. The DSCP has indicated that it is evaluating the outsourcing of all components of the MRE program. We do not rely on any single commercial supplier for a significant component of our business.

Product Development

In 2003, we constructed a modern product development facility to support our ongoing efforts to refine and improve the quality of our existing products. We maintain an ten-person research and product development team with culinary expertise, in-house process authority and food science knowledge. This team supports our commercial and military product development and collaborates with our co-manufacturing customers. For the military products, the team develops a wide range of products from breakfast to dessert, that meet stringent government nutritional requirements. In addition, we have worked with the U.S. Government on creating packaging materials for field rations, such as our development and production of the Tray-Pack for the UGR-H&S program. This team also provides expertise on package selection to ensure that the packaging can withstand airdrop, rough handling and temperature extremes.  In addition, this team works with our engineering staff and operations personnel to develop the product, package and process for each product concept.

Our product development initiatives arise from a number of sources.  We react to our customers’ needs by focusing a portion of our product development resources on product ideas that satisfy their requirements.  In other cases, our product development initiatives are responses to our internal desire to reduce costs or improve product quality on existing product lines.  Project-specific co-manufacturing initiatives are designed with fee structures that allow us to cover our expenses related to product development.  In addition, we monitor market trends to identify potential opportunities to extend our own brands through additional product development activities.

Customers

Our sales are predominantly derived from three contracts with the DSCP, which is responsible for the procurement of military field rations for the DoD.  Approximately 81% of our net sales for the year ended December 31, 2005 were made directly or indirectly to the U.S. Government.

Our primary co-manufacturing customers include Delmonte, Keefe, Kraft, Gerber, Quaker and other co-manufacturing customers, which collectively accounted for approximately 16% of our net sales for the year ended December 31, 2005.  For the year ended December 31, 2005, our branded consumer, foodservice and miscellaneous products accounted for approximately 3% of our net sales.

Competition

The MRE rations supply market is limited to us and two competitors: Ameriqual Foods, Inc. and SOPAKCO, Inc.  Both of our competitors in this market manufacture extended shelf-life foods similar to ours.  Their products include MREs, TOTMs and HDRs as well as several commercial products.  In the UGR-A market, we compete with Ameriqual Foods, Inc., Labatt Foods, a regional foodservice distributor, and The Advocacy and Resource Center.  In the Tray-Pack market, our sole competitor has been Stegner Foods, or “Stegner,” a small specialty food products manufacturer based in Bridgetown, Ohio.  In January 2005, Stegner ceased operations indefinitely.  We are the only company with prime vendor contracts in each of the MRE, UGR-A and UGR-H&S programs.  Our contracts under these programs are subject to the risks related to government contracts.  For a discussion of these risks, please see the related risk factors under Part I, Item 1A, “Risk Factors—Risks Related to Our Business.”

In the commercial extended shelf-life foods market, our main competitors include Truitt Bros., Inc. and Ameriqual Foods, Inc.

In the branded foodservice market, our competitors include major consumer branded food companies, such as Hormel Foods Corporation and General Mills, Inc.’s Betty Crocker.  Competitors to our Great Food Express line include frozen as well as canned products.

Regulatory Matters and Government Contracts

For the year ended December 31, 2005, 81% of our net sales were derived from contracts with the U.S. Government or U.S. Government agencies.  Under U.S. Government regulations, certain costs, including certain financing costs, portions of research and development costs, lobbying expenses, certain types of legal expenses and certain marketing expenses related to the preparation of bids and proposals, are not allowed for pricing purposes.  The U.S. Government also regulates the methods under which costs are allocated to U.S. Government contracts.

The U.S. Government has significant unilateral rights under our contracts, including the ability to suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations, terminate existing contracts, reduce the value of existing contracts through partial termination and audit our contract-related costs and fees, including allocated indirect costs.  Each of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default under the contract.  Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination.  Under termination for default provisions, we are liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

Intellectual Property

We have registered the names Homestyle Express®, Great Food Express™ and Asian Style Selections™ and certain other names used by our products as trademarks or service marks with the U.S. Patent and Trademark Office.  We are not aware of any existing infringing uses that could materially affect our business.

We believe that our trademarks and service marks are valuable to the operation of our business and are important to our marketing strategy.  Accordingly, we anticipate renewing and otherwise maintaining our trademarks and service marks as may be required.  Trademarks and service marks are generally valid as long as they are in use and their registrations are properly maintained.  Registrations of trademarks and service marks can generally be renewed indefinitely as long as the marks are in use.

Employees

We employ individuals with a high level of food industry experience and production expertise to ensure product quality and operational efficiency.  As of December 31, 2005, we had approximately 768 full-time employees.  Approximately 84% of our employees are engaged in production, 1% of our employees are engaged in research and development and 15% of our employees are engaged in sales, marketing, product support and general administration.  We rely on a substantial number of temporary employees on a continuing basis at our McAllen, Texas facilities, and during surge production periods at our Cincinnati, Ohio facilities.  None of our workforce is unionized.  We believe that we generally have good relations with our employees.

Environmental Matters

Our operations include (and those of past operators at our sites have included) the use, generation and disposal of hazardous materials.  We are subject to various U.S. federal, state and foreign laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace.  We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or the non-compliance with the environmental permits required at our facilities.

These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances.  In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or other sites or the imposition of new cleanup requirements could require us to incur future costs that would have a negative effect on our results of operations or cash flow.

We believe that we have been and are in substantial compliance with environmental laws and regulations and that we have no liabilities under environmental requirements that we would expect to have a material adverse effect on our business, results of operations or financial condition.  We have not incurred, nor do we expect to incur, material costs relating to environmental compliance.

Item 1A:  Risk Factors

Investors should carefully consider the following risks and the other information in this report and our other filings with the SEC before deciding to invest in our company or to maintain or increase any investment.  The risks and uncertainties described below are not the only ones facing our company.  Additional risks and uncertainties may also adversely impact and impair our business.  If any of the following risks actually occur, it could have a material adverse effect on our business, results of operations, or financial condition and the price of our company’s securities could decline and investors might lose all or part of their investment.

Risks Related to Our Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations under our indebtedness.

We have substantial indebtedness.  As of December 31, 2005, we had approximately $125.0 million of secured indebtedness and $29.3 million of unsecured indebtedness.  Our high level of indebtedness could have important consequences to you, including the following:

•                  our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•                  we must use a substantial portion of our cash flow from operations to pay interest on the exchange notes and, to the extent incurred, our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•                  our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•                  our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•                  our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the amounts due under the notes primarily from our operations, borrowings under our credit facility and through the issuance of additional PIK Notes.  Our ability to meet our expenses and make payments under the exchange notes depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control.  Our business may not generate sufficient cash flow from operations in the future and our currently anticipated growth in revenue and cash flow may not be realized, either or both of which could result in our being unable to repay indebtedness, including the exchange notes, or to fund other liquidity needs.  If we are unable to fund our capital needs, we may be required to refinance all or part of our then existing debt on terms that may not be advantageous to you, sell assets, reduce or delay capital investment or borrow more money.  We cannot assure you that we will be able to accomplish any of these alternatives on terms acceptable to us, or at all.  The terms of existing or future debt agreements may restrict us from adopting any of these alternatives.  In addition, we cannot depend on additional capital contributions or other investments from our stockholders and affiliates.  The failure to generate sufficient cash flow or to achieve any of these alternatives could materially adversely affect the value of the exchange notes and our ability to pay the amounts due under the exchange notes.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our substantial leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the exchange notes restrict, but do not completely prohibit, us from doing so. Our credit facility permits additional borrowings up to $25 million and all of those borrowings will rank equal in right of payment to the exchange notes and guarantees. We may draw down additional amounts under our credit facility to provide funds for operations. If new debt is added to our current debt levels, the related risks that we now face could intensify. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources”.

Our ability to make payments under the notes and to service our other debt may depend on cash flow from our subsidiaries.

Although TWC Holding LLC is a holding company and not an operating company, our subsidiaries hold material assets. Consequently, we may depend on distributions or other intercompany transfers from our subsidiaries to make payments under the exchange notes and our other debt. In addition, distributions and intercompany transfers to us from our subsidiaries will depend on:

•                  their earnings;

•                  covenants contained in our and their debt agreements, including the exchange notes and our credit facility;

•                  covenants contained in other agreements to which we or our subsidiaries are or may become subject;

•                  business and tax considerations; and

•                  applicable law, including laws regarding the payment of dividends and distributions and fraudulent transfer laws (as discussed below).

The operating results of our subsidiaries at any given time may not be sufficient to make distributions or other payments to us or that any distributions and/or payments will be adequate to pay any amounts due under the notes or our other indebtedness.

The indenture governing the notes and our credit facility impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.

The indenture governing the notes and our credit facility impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to:

•                  incur additional indebtedness;

•                  repay indebtedness prior to stated maturities;

•                  pay dividends on or redeem or repurchase our stock;

•                  issue capital stock;

•                  make investments;

•                  create liens;

•                  sell certain assets or merge with or into other companies;

•                  enter into certain transactions with stockholders and affiliates;

•                  sell stock in our subsidiaries;

•                  restrict dividends, distributions or other payments from our subsidiaries; and

•                  otherwise conduct necessary corporate activities.

In addition, our credit facility also contains certain restrictions and notice provisions relating to changes in our senior management, and requires us to meet certain financial ratios and financial condition tests.

Events beyond our control can affect our ability to meet these financial ratios and financial condition tests and to comply with other provisions governing our credit facility. Our failure to comply with these obligations could cause an event of default under our credit facility. If an event of default occurs under our credit facility, our lenders could elect to declare all amounts outstanding and accrued and unpaid interest under our credit facility to be immediately due, and the lenders thereafter could foreclose upon the assets securing our credit facility. An event of default under our credit facility could result in an event of default under our other debt instruments, including the notes. In that event, we may not have sufficient assets to repay all of our obligations, including the notes. We may incur other indebtedness in the future that may contain financial or other covenants more restrictive than those applicable to our credit facility or the indenture governing the notes and on other unfavorable terms.

To service our indebtedness, we will require a significant amount of cash, and our ability to generate cash depends on many factors beyond our control.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our credit facility. Our ability to make payments on and to refinance our indebtedness, including the exchange notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate cash flow from operations, that currently anticipated cost savings and operating improvements may not be realized on schedule and that future borrowings may not be available to us under our credit facility in an amount sufficient to enable us to pay our indebtedness, including the exchange notes, and to fund our other liquidity needs. If we are not able to generate sufficient cash flow or borrow under our credit facility to provide funds for operations, we may need to refinance or restructure all or a portion of our indebtedness, including the notes, on or before maturity, sell assets, reduce or delay capital investments or seek to raise additional capital. We may not be able to implement one or more of these alternatives, on terms acceptable to us or at all. The terms of existing or future debt agreements may restrict us from adopting any of these alternatives. In addition, we cannot depend on additional capital contributions or other investments from our stockholders and affiliates. The failure to generate sufficient cash flow or to successfully achieve any of these alternatives could materially adversely affect the value of the exchange notes and our ability to pay the amounts due under the exchange notes.

The co-issuers are the sole obligors under the Senior PIK notes and they may not have access to the cash flow and other assets of their subsidiaries that may be needed to make payment on the exchange notes.

The co-issuers’ operations are conducted through their subsidiaries, and their ability to make payment on the exchange notes is dependent on the earnings and the distribution of funds from their subsidiaries. However, none of the co-issuers’ subsidiaries will guarantee the exchange notes, and the co-issuers’ subsidiaries are not obligated to make funds available to the co-issuers for payment on the exchange notes. In addition, the terms of the indenture governing the Wornick Notes and the “Wornick credit facility,” a senior secured revolving working capital credit facility of up to $25 million, significantly restrict Wornick’s and the co-issuers’ other subsidiaries from paying dividends and otherwise transferring assets to the co-issuers. Furthermore, the co-issuers’ subsidiaries will be permitted under the terms of the Wornick credit facility and other indebtedness to incur additional indebtedness that may severely restrict or prohibit the making of distributions, the payment of dividends or the making of loans by such subsidiaries to the co-issuers.

The Senior PIK notes are structurally subordinated to the debt and liabilities of the co-issuers’ subsidiaries, and are effectively subordinated to any of the co-issuers’ future secured debt.

The exchange notes are structurally subordinate to all debt and liabilities, including trade payables, of the co-issuers’ subsidiaries. You are only entitled to participate with all other holders of the co-issuers’ indebtedness and liabilities in the assets of the co-issuers’ subsidiaries remaining after the co-issuers’ subsidiaries have paid all of their debt and liabilities. The co-issuers’ subsidiaries may not have sufficient funds or assets to permit payments to the co-issuers in amounts sufficient to permit the co-issuers to pay all or any portion of their indebtedness and other obligations, including their obligations on the exchange notes.

The indenture governing the exchange notes permits the co-issuers and their subsidiaries to incur additional indebtedness, including secured indebtedness, under certain circumstances. If the co-issuers incur any secured debt in the future, holders of such secured debt will have claims that are prior to your claims as holders of the exchange notes to the extent of the value of the assets securing that other debt. In the event of bankruptcy, liquidation or reorganization or similar proceeding relating to the co-issuers, holders of secured debt will have a prior claim to the assets that constitute their collateral.

Risks Related to Our Business

We rely on sales to U.S. Government entities. A loss of our contracts with the U.S. Government or a reduction of sales under those contracts would have a material adverse effect on our business.

Our sales are predominantly derived from three contracts with the DSCP, which is responsible for the procurement of military field rations for the DoD. Approximately 82.6% and 81.4% of our sales for the years ended December 31, 2004 and December 31, 2005, respectively, were made directly or indirectly to the U.S. Government. Approximately 54.1%, 23.7% and 3.7% of our sales for the year ended December 31, 2004 and approximately 55.2%, 21.7% and 2.4% of our sales for the year ended December 31, 2005 were derived from our MRE program contract, UGR-A program and Tray-pack program, respectively. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our results of operations and cash flow.

Our U.S. Government contracts contain unfavorable provisions and are subject to audit.

We are subject to business risks peculiar to the defense industry, including the ability of the U.S. Government to unilaterally:

•                  suspend us from receiving new contracts pending resolution of alleged violations of procurement laws or regulations;

•                  terminate existing contracts;

•                  reduce the value of existing contracts through partial termination; and

•                  audit our contract-related costs and fees, including allocated indirect costs.

All of our U.S. Government contracts can be terminated by the U.S. Government either for its convenience or if we default under the contract. Termination for convenience provisions provide only for our recovery of costs incurred or committed, settlement expenses and profit on the work completed prior to termination. Under termination for default provisions, the contractor is liable for excess costs incurred by the U.S. Government in procuring undelivered items from another source.

The U.S. Government periodically reviews our performance on its contracts and, at its discretion, may audit the costs incurred by us with respect to its contracts. Based on the results of such audits, the U.S. Government may adjust our contract-related costs and fees, including allocated indirect costs. In addition, under U.S. Government purchasing regulations, some of our costs, including most financing costs, amortization of goodwill, portions of research and development costs and certain marketing expenses, may not be reimbursable. Further, as a U.S. Government contractor, we are subject to investigation, legal action and liabilities that would not apply if we were contracting with a non-governmental purchaser.

Our strategy depends on continued outsourcing by our government and commercial customers.

Our strategy to increase sales depends in part on the continued outsourcing of products and programs by the U.S. Government and our commercial customers. If the U.S. Government or our commercial customers decide to stop outsourcing products and programs or if they discontinue products and programs that they are currently outsourcing, it would have a material adverse effect on our results of operations and financial condition.

A reduction in the U.S. defense budget or a change in our relationship with the U.S. Government could have a material adverse effect on our business.

The funding of defense programs competes with non-defense spending by the U.S. Government. Budget decisions made by the U.S. Government are outside of our control and have long-term consequences for our business. A substantial shift in government defense spending to programs in which we are not involved or a material reduction in U.S. Government defense spending generally would have a material adverse effect on our results of operations and financial condition.

In addition, any significant disruption or deterioration of our relationship with the U.S. Government would significantly reduce our revenue. Our competitors continuously engage in efforts to expand their business relationships with the U.S. Government to our detriment and are likely to continue their efforts in the future.

Government contracts are subject to competitive bidding. If we are unable to successfully compete in the bidding process or if we fail to receive renewal or follow-on contracts, our results of operations will suffer.

We obtain many of our U.S. Government contracts through sealed competitive bids, unless an exemption from full and open competition under federal procurement laws is applicable. Under the regulations governing sealed bidding, the qualified bidder with the lowest price and the price-related factors most advantageous to the U.S. Government is generally awarded the contract. We may not win competitively awarded contracts and awarded contracts we do win may not be profitable. We are also subject to risks associated with the substantial time and effort required to prepare bids and proposals for competitively awarded contracts that may not be awarded to us. In addition, our bids for the MRE contract have not been subject to full and open competition and have been limited to us and two other suppliers. Our ability to continue to win a significant share of the MRE program award could suffer if the bids were subject to full and open competition.

Renewal and follow-on contracts are important because our contracts are for fixed terms. These terms vary from shorter than one year to over five years, particularly for contracts with options. The typical term of our contracts with the U.S. Government is between one and five years. The loss of revenues from our possible failure to obtain renewal or follow-on contracts may be significant because our U.S. Government contracts account for a substantial portion of our revenues.

Our fixed-price contracts could subject us to losses in the event that we have cost overruns.

Approximately 59.7% and 58.9% of our net sales for the years ended December 31, 2005 and December 31, 2004, respectively, were generated through fixed-price contracts with the U.S. Government. In a fixed-price contract, the price is not subject to adjustment based on cost incurred to perform the required work under the contract. Therefore, we fully absorb cost overruns on fixed-price contracts, thereby reducing our profit margin. Cost overruns may result in a loss. Further risks associated with fixed-price contracts include the difficulty of estimating costs that are related to performance in accordance with contract specifications and the possibility of obsolescence in connection with long-term procurements. We may not be able to accurately estimate the costs of the ingredients that we use to manufacture our products, as well as the materials we use to process and package our products, because their prices have been, and we expect them to continue to be, subject to volatility. Also, any failure to anticipate technical problems, estimate costs accurately or control costs during performance of a contract can reduce our profitability. Under fixed-price contracts, we may not be able to pass price and cost increases on to our customers, which could have an adverse effect on our financial results.

Our operating results depend on the U.S. Government’s demand for our food products and that demand can fluctuate significantly. Such fluctuations in demand may have a material adverse effect on our results of operations and financial condition.

Our results of operations have fluctuated in the past and may continue to fluctuate in the future as a result of a number of factors, many of which are beyond our control. These factors may include:

•                  the termination of key U.S. Government contracts;

•                  the size and timing of new contract awards to replace completed or expired contracts; and

•                  changes in U.S. Department of Defense policies and budgetary priorities.

In particular, there has been an increase in demand for our military food products associated with U.S. military operations since September 11, 2001. Our net sales and net income increased beginning in the fourth quarter of 2002 and continued through 2005 as a result of the significant increase in military demand due to U.S. operations in Iraq and ongoing operations in Afghanistan as well as the use of our products in disaster relief efforts both within the United States and abroad.

During 2005, orders for our military food products significantly increased relative to comparable periods in 2004. As a result, our net sales and net income for the year ended December 31, 2004  We believe that the demand for our military food products will decrease modestly as deployments of U.S. armed forces in Afghanistan and Iraqi decrease and that our post-war volumes under the new MRE-26-to-30 contract will return over time to more predictable and steady volume levels. However, demand may not remain at current levels and fluctuations in the military’s demand for our food products may have a material adverse effect on our results of operations or financial condition.

Under our contracts with the DSCP, we may be required to increase our production to specified agreed maximum levels in times of military surge demand. We have taken significant measures to ensure that such activity will not require us to curtail any of our commercial operations. Periods of military surge production may have an adverse effect on our commercial production during such periods, which could materially harm our relationships with our commercial customers.

Our backlog is subject to reduction and cancellation.

Backlog represents products or services that our customers have committed by contract to purchase from us and for which we have firm orders and production schedules. A large portion of these commitments is terminable by the customer at will. Our total backlog as of December 31, 2005 was $67.2 million. As of December 31, 2005, 70.5% and 29.5% of our backlog was derived from our contracts with the DSCP and our commercial contracts, respectively. Backlog is subject to fluctuations and is not necessarily indicative of future sales. Moreover, cancellations of purchase orders or reductions of product quantities in existing contracts could substantially and materially reduce backlog and, consequently, future revenues. Our failure to replace canceled or reduced backlog could result in lower revenues.

We have no redundant production facilities. Therefore, the loss of one of our facilities would materially adversely affect our production capability.

Each of our discrete manufacturing operations occurs at one of two facilities with no operating redundancy between the facilities. In particular, virtually all of our thermostabilization processing is conducted at our Cincinnati facility. Our leases for these sites expire in 2010. We may lose production capability if a natural or other disaster were to occur that affected one of our significant facilities or if we were unable to renew an expired lease for any such facility. The loss of either manufacturing facility would materially adversely affect our production capacity and could have a material adverse effect on our results of operations or financial condition. Our efforts to consolidate our McAllen, Texas Assembly operations in the Greater Cincinnati Tri-state area could increase this risk.

Governmental regulation may have a negative impact on our business.

Our operations and properties are subject to regulation by various government entities and agencies. As a producer of food products, our operations are subject to production, packaging, quality, labeling and distribution standards. Our manufacturing, processing and distribution facilities are also subject to various workplace regulations. We believe that our current compliance programs adequately address such concerns and that we are in substantial compliance with applicable laws and regulations. However, compliance with, or any violation of, current and future laws or regulations could require material expenditures or otherwise adversely affect our business and financial results.

Product recalls could have a material adverse effect on our business.

Manufacturers, processors and distributors of products in the food industry are sometimes subject to the recall of their products for a variety of reasons, including for product defects, such as ingredient contamination, packaging safety and inadequate labeling disclosure. If any of our products are recalled due to a product defect or for any other reason, we could be required to incur the expense of the recall or the expense of any resulting legal proceeding. Additionally, if one of our significant products were subject to recall, the image of that brand and our company could be harmed, which could have a material adverse effect on our business.

Food-borne illness incidents could reduce our sales.

Our internal controls and training may not be fully effective in preventing all food-borne illnesses. Some food borne illness incidents could be caused by third-party food suppliers and transporters outside of our control. New pathogens resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of food-borne illness in one of our products could negatively affect our product sales, especially if highly publicized, even if it were later determined that the illness was wrongly attributed to one of our products.

Product liability claims could have a material adverse effect on our business.

We face an inherent risk of exposure to product liability claims if any of the products we sell cause injury or illness. We have obtained liability insurance for product liability claims. Insurance may not continue to be available at a reasonable cost, and any insurance that we obtain may not be adequate to fully cover product liability claims against us. We generally obtain contractual indemnification from parties supplying our products, but this form of indemnification is limited, as a practical matter, to the creditworthiness and financial resources of the indemnifying party. If we do not have adequate insurance or contractual indemnification available, losses associated with product liability claims could have a material adverse effect on our business, operating results and financial condition.

Our industry has low profit margins and is sensitive to national and regional economic conditions and other factors.

The foodservice industry is characterized by relatively low profit margins. The prices at which we sell some of our products change with the cost of the underlying products. As a result, our profit levels may be reduced during periods of decreased prices for some of our products, even though our gross profit percentage on those products may remain relatively constant. A reduction in the price of our products could have a material adverse effect on our business, operating results and financial condition. The foodservice distribution industry is sensitive to national and regional economic conditions. Economic downturns may reduce consumer spending at the businesses and institutions that we supply. This reduction in spending could have an adverse impact on the demand for our commercial food products and result in a material adverse effect on our operating results.

Our operating results also are particularly sensitive to, and may be adversely affected by, difficulty in collecting accounts receivable, maintaining inventory control, and responding to competitive price pressures, severe weather conditions and unexpected increases in fuel or other transportation-related costs. We cannot assure you that one or more of these factors will not adversely affect future operating results.

Veritas Capital controls us and may have conflicts of interest with other holders of our securities, including the exchange notes.

Veritas Capital Management is able to control all matters presented to our members and stockholders for approval, including election and removal of our directors and change of control transactions. The Veritas Capital Fund II, L.P. controls the voting of the shares of our membership interests and our common stock held by us and, in turn, is controlled by Veritas Capital Management. Veritas Capital Management, some members of which are members of our board of directors, has significant influence on our overall operations and strategy. We cannot assure you that the interests of The Veritas Capital Fund II, L.P. and Veritas Capital Management or any of their affiliates will coincide with the interests of the holders of our other securities. To the extent that conflicts of interest may arise, The Veritas Capital Fund II, L.P., Veritas Capital Management or any of their affiliates may resolve those conflicts in a manner adverse to us or to you or other holders of our securities.

We depend on the services of key executives and technical and other personnel, the loss of whom could materially harm our business or reduce our operational effectiveness.

Some of our senior executives are important to our success because they have been instrumental in setting our strategic direction, operating our business, identifying, recruiting and training key personnel, identifying opportunities and arranging necessary financing. Losing the services of any of these individuals could adversely affect our business until a suitable replacement could be found. We believe that they could not quickly be replaced with executives of equal experience and capabilities. Our Chief Executive Officer is the only executive bound by an employment agreement with us, our other executives are not presently bound by employment agreements with us. We do not maintain key person life insurance policies on any of our executives. See Part III, Item 10, “Directors and Executive Officers of the Registrant.”

There is a continuing demand for qualified technical personnel, and we believe that our future growth and success will depend upon our ability to attract, train and retain such personnel. Competition for personnel in our industry is intense, and there are a limited number of persons with knowledge of, and experience in, this industry. Although we currently experience relatively low rates of turnover for our technical personnel, the rate of turnover may increase in the future. We rely on a substantial number of temporary employees on a continuing basis at our McAllen, Texas facilities, and during surge production periods at our Cincinnati, Ohio facilities. An inability to attract or maintain a sufficient number of technical or temporary personnel could have a material adverse effect on our contract performance or on our ability to capitalize on market opportunities.

Our failure to enforce and maintain our trademarks could adversely affect our ability to establish and maintain brand awareness.

We have registered the names Homestyle Express®, Great Food Express™ and Asian Style Selections™ and certain other names used by our products as trademarks or service marks with the U.S. Patent and Trademark Office. The measures we have taken to protect our intellectual property in the United States and foreign countries may not be adequate. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. If our efforts to protect our intellectual property are not adequate, or if any third party misappropriates or infringes on our intellectual property, either in print or on the Internet, the value of our brands may be harmed, which could have a material adverse effect on our business, including the failure of our brands and branded products to achieve and maintain market acceptance.

Environmental laws and regulations may subject us to significant costs and liabilities.

Our operations include (and those of past operators at our sites have included) the use, generation and disposal of hazardous materials. We are subject to various U.S. federal, state and local laws and regulations relating to the protection of the environment, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, the cleanup of contaminated sites and the maintenance of a safe workplace. We could incur substantial costs, including cleanup costs, civil or criminal fines or sanctions and third-party claims for property damage or personal injury, as a result of violations of or liabilities under environmental laws and regulations or the non-compliance with the environmental permits required at our facilities.

These laws, regulations and permits also could require the installation of costly pollution control equipment or operational changes to limit pollution emissions or decrease the likelihood of accidental releases of hazardous substances. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination at our or other sites or the imposition of new cleanup requirements could require us to incur future costs that would have a negative effect on our results of operations or cash flow.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

Our Operating Company leases all of the real property that we use in conducting our business. The following table presents certain information on our operating properties as of December 31, 2005:

Location	Sq. Feet	Use	Lease Experation
4701 Creek Road, Suite 200
Cincinnati, Ohio	17,500	Corporate Headquarters	June 30, 2011

10825 Kenwood Road		Food manufacturing,
Cincinnati, Ohio	182,000	office Space	December 31, 2010

		Sales, marketing,
4700-4750 Creek Road		warehouse and
Cincinnati, Ohio	156,200	refrigerated assembly	July 31, 2008

200 North 1st Street		MRE assembly, sub-
McAllen, Texas	143,352	assembly,	December 31, 2010

5700 S. International Parkway		UGR-A raw material
McAllen, Texas	171,200	storage and assembly	February 28, 2008

5000 George McVay Drive		MRE raw materials
McAllen, Texas	61,200	storage and receiving	February 28, 2006

Kenwood Road
Cincinnati, Ohio	49,000	Parking lot	December 17, 2010

		UGR-A frozen raw
310 East Beech Street		material storage and
McAllen, Texas	16,800	assembly	month-to-month

1512 “C” Mid-Cities Drive
Pharr, Texas	5,700	Equipment storage	month-to-month

307 E. Earling
Pharr, Texas	4,600	Document storage	December 31, 2010

Management considers our leased properties to be adequate for our needs and believes that all of our leased properties are well maintained and in good condition. In addition to these properties, we have rented space from time to time at various third party storage facilities on a short-term and as needed basis. Management also believes that there are adequate facilities available for lease or rent in the event that either the productive capacities of our manufacturing facilities need to be expanded or a current lease of a facility expires.

The lenders under our credit facility have a security interest and lien in our leasehold interests in the real property that we lease.

Item 3:          Legal Proceedings

We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations, financial position or cash flows.

Item 4:          Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PART II.

Item 5:          Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. Veritas Capital Fund II, L.P. owns 94.7% of the Class A membership interests of TWC Holding LLC. Certain members of Wornick’s management and outside directors have received Class B interests. For more information about the ownership of TWC Holding LLC, see Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

We have not paid any dividend on our common stock to date. Our working capital facility and the notes contain restrictions on our ability to pay dividends on our common stock. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Long Term Debt Expenditures,” and Note 6 to our financial statements. The payment of dividends on our common stock is also subject to the requirements of Delaware law. We have not paid any dividends on our common stock since our inception in November 2003.

Item 6:          Selected Financial Data

The following table presents the selected consolidated financial data of The Wornick Company, a Nevada corporation (the “Predecessor”), and its consolidated subsidiaries as of and for each of the three fiscal years ended December 31, 2001, 2002 and 2003 and the six months ended June 30, 2004. The selected consolidated financial data as of December 31, 2002 and 2003, and for the years ended December 31, 2001, 2002 and 2003 and the six months ended June 30, 2004 have been derived from the Predecessor’s audited historical financial statements for the respective periods.

The table also includes the selected consolidated financial data of TWC Holding LLC, a Delaware corporation (the “Successor”) and its consolidated subsidiaries as of and for the six months ended December 31, 2004 and for the fiscal year ended December 31, 2005. The selected consolidated financial data of the Successor as of December 31, 2005 and 2004 and for the year ended December 31, 2005 and for the period from July 1, 2004 through December 31, 2004 have been derived from, and should be read together with, the Successor’s audited financial statements for such period.

The selected consolidated financial data set forth below are not necessarily indicative of the results of future operations and should be read together with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our Consolidated Financial Statements.

As a result of the Transactions and related financings, the historical consolidated financial data of the Predecessor may not be comparable to the Successor’s consolidated financial data. Most notably, the liquidity position of the Successor is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004.

					Successor
	Predecessor				Six-Month Period Ended December 31, 2004	Fiscal Year Ended December 31, 2005
	Fiscal Year Ended December 31,			Six-Month Period Ended
(dollars in thousands)	2001	2002	2003	June 30, 2004
Income Statement Data:
Net sales	$94,191	$130,434	$318,370	$80,924	$100,381	$257,878
Cost of sales	77,419	108,418	265,447	67,753	83,308	210,897

Gross profit	16,772	22,016	52,923	13,171	17,073	46,981
Selling, general and administrative expenses	11,598	21,043	27,008	12,459	9,072	23,461

Operating profit	5,174	973	25,915	712	8,001	23,521
Other income (expense):
Interest expense	(1,012)	(671)	(537)	(100)	(7,151)	(18,073)
Interest income	132	99	244	507	87	210
Other income	781	849	980	369	4	(201)

Total other income (expense)	(99)	277	687	776	(7,060)	(18,064)

Income before income taxes	5,076	1,250	26,602	1,488	941	5,456
Income tax expense	278	(31)	439	41	964	2,633

Net income	$4,797	$1,281	$26,163	$1,447	$(23)	$2,824

	Predecessor			Successor
	At December 31,			At December 31,
(dollars in Thousands)	2001	2002	2003	2004	2005
Selected Balance sheet data
Cash and cash equivalents	$2,264	$1,042	$5,291	$3,289	17,335
Investments	929	3,000	8,993	—	—
Property, plant and equipment, net	10,448	14,670	21,718	32,794	42,914
Total assets	43,407	63,698	86,709	180,522	211,542

Total debt (excluding book overdrafts)	14,628	18,175	4,993	125,000	154,336
Total equity	17,677	23,499	57,155	37,623	17,071

	Predecessor
				Six-Month	Successor
				Period	Six-Month	Fiscal Year
				Ended	Period Ended	Ended
	Fiscal Year Ended December 31,			June 30,	December 31,	December 31,
(dollars in thousands)	2001	2002	2003	2004	2004	2005
Other financial data:
Depreciation of property, plant and equipment	$1,223	$1,632	$2,300	$1,387	$1,756	3,926
Goodwill amortization	775	—	—	—	—	—
Captial expenditures	6,225	6,046	12,526	2,383	4,301	13,612
Net cash provided by (used in):
Operating activities	6,894	2,933	34,552	(472)	10,125	27,626
Investing activities	(6,030)	(7,863)	(17,708)	(11,792)	(169,336)	(13,612)
Financing activities	(316)	3,708	(12,595)	8,314	162,500	32
EBITDA (a)	7,953	3,455	29,195	2,468	12,108	31,941
Adjusted EBITDA (a)	10,323	15,058	43,714	10,473	14,532	32,027

(a)          The indenture governing the notes contains material covenants that require the calculation of “Consolidated EBITDA,” which we refer to herein as Adjusted EBITDA. We define adjusted EBITDA as EBITDA adjusted to exclude (i) non-recurring charges related to inventory step-up, (ii) non-recurring transaction expenses attributable to the acquisition of our business from the Predecessor Company on June 30, 2004 and (iii) non-cash ESOP charges and other stock-based compensation expenses incurred by the Predecessor Company and the non-cash compensation expense relating to the grant of Class B interests in TWC Holding LLC, to certain of Wornick’s officers and directors. We define EBITDA as net income (loss) before income tax expense (benefit), interest expense, net depreciation of property and equipment and amortization of intangibles. Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because EBITDA, which eliminates the effects of income taxes, financing and the accounting effects of capital spending, each of which may vary for different companies for reasons unrelated to overall operating performance, and the adjustments made in arriving at adjusted EBITDA, provide information regarding our ability to service and/or incur debt. EBITDA and adjusted EBITDA are not presentations made in accordance with U.S. generally accepted accounting principles, or “U.S. GAAP.”  Accordingly, when analyzing our operating performance, investors should not consider

EBITDA or adjusted EBITDA in isolation or as a substitute for net income, cash flows from operating activities or other income statement or cash flow statement data prepared in accordance with U.S. GAAP. Our calculation of adjusted EBITDA is not necessarily comparable to that of other similarly titled measures reported by other companies. The calculation of EBITDA and adjusted EBITDA is shown below:

	Predecessor				Successor
				Six-month Period Ended June 30, 2004	Six-month Period Ended December 31, 2004	Fiscal Year Ended December 31, 2005

	Fiscal Year Ended December 31,
(dollars in thousands)	2001	2002	2003

Net income	$4,797	$1,281	$26,163	$1,447	$(23)	$2,824
Interest expense (income), net	880	572	293	(407)	7,064	17,863
Income tax expense (benefit)	278	(31)	439	41	964	2,633
Depreciation of property and Equipment	1,223	1,632	2,300	1,387	1,756	3,926
Amortization of intangibles	775	—	—	—	2,347	4,695
EBITDA	7,953	3,454	29,195	2,468	12,108	31,941
Non-recurring charges related to inventory step-up	—	—	—	—	1,767	—
Non-recurring transaction expenses	—	—	829	1,681	511	—
Non-cash charges relating to ESOT compensation expenses	1,576	4,541	7,493	2,344	—	—
Non-cash charges relating to stock option compensation expenses	794	7,063	5,364	713	—	—
Other stock based compensation expenses	—	—	833	3,267	146	86
Adjusted EBITDA	$10,323	$15,058	$43,714	$10,473	$14,532	$32,027

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion relates to the financial condition and results of operations of our Predecessor Company, or the “Predecessor,” as of and for the fiscal years December 31, 2003 and the six months ended June 30, 2004 and the financial condition and results of operations of our company, or the “Successor” or the “Company,” as of and for the six months ended December 31, 2004 and as of and for the fiscal year ended December 31, 2005. This section should be read in conjunction with our Consolidated Financial Statements and considered with Part I, Item 1A, “Risk Factors”, Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” and “Cautionary Statements Regarding Forward Looking Statements,” which precedes Part I, Item 1 above.

As a result of the acquisition transaction as described in Note 2 to our Consolidated Financial Statements and elsewhere in this filing we have combined the results of the Predecessor for the six months ended June 30, 2004 and the Company for the six months ended December 31, 2004 in the discussion below in order to provide investors more meaningful period-to-period comparisons. However, as a result of the acquisition transaction and related financings, the historical consolidated financial and other data of the Predecessor may not be comparable to the Company’s financial data. Most notably, the liquidity position of the Company is substantially different than that of the Predecessor, including the overall level of debt and resulting amount of interest expense in fiscal periods subsequent to June 30, 2004. In addition, as a result of the acquisition transaction, a new basis was established as of July 1, 2004 for each of our assets. Accordingly, the combined pro forma financial information for the twelve months ended December 31, 2004 combines results of operations under two separate bases of accounting, the Predecessor’s basis and the Successor’s basis.

We have combined the audited financial information for the six months ended June 30, 2004 of the Predecessor and the six months ended December 31, 2004 of the Successor on an unaudited pro forma basis in which we combined the respective audited financial information as originally presented. The pro forma information provided in the table below in “—Results of Operations” does not purport to represent what our consolidated results of operations would have been if the Company had actually been formed on January 1, 2004, nor have we made any attempt to either include or exclude expenses or income that would have resulted had the acquisition actually occurred on January 1, 2004.

Executive Overview

Through our wholly owned subsidiary, Wornick, we are a leading supplier of individual and group military field rations to the DoD. We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of MREs, UGR-As and the polymeric trays used in the UGR-H&S program. Some of our other customers include Delmonte, Gerber, Kraft, Quaker and the Canadian Ministry of Defense.

The majority of our net sales are derived from contracts with the DoD, through the DSCP. Sales to the U.S. Government accounted for approximately 89.4% for the year ended December 31, 2003, 82.6% for the pro forma year ended December 31, 2004, and 81.4% for the year ended December 31, 2005. Our U.S. Government receivables at December 31, 2004 and 2005, accounted for approximately 73.1% and 72.9%, respectively, of our accounts receivable.

Sales to the military depend to a significant extent on troop deployment levels, mobilization strategies, training exercise activities and the general level of the DoD budget. In 2003, there was a significant increase in military demand due to U.S. troop deployment in Iraq, Afghanistan and elsewhere, and this increase resulted in a significant increase in our net sales for 2003. During 2004, orders for our military food products significantly decreased relative to comparable periods in 2003. During 2005, significant weather driven relief events within the United Stated contributed to stronger than expected demand for our

MRE products in the fourth quarter. We believe that the demand for our military food products will decrease modestly as deployments of U.S. armed forces in Afghanistan and Iraqi decrease and that our post-war volumes under the new MRE-26-to-30 contract will return over time to more predictable and steady volume levels.  However, demand may not remain at current levels or fluctuations in the military’s demand for our food products may have a material adverse effect on our results of operations or financial condition. See Part I, Item 1, “Business—Industry Outlook—Military.”

We are focused on maintaining our position as the only supplier to participate in all of the U.S. military’s major field feeding programs (MRE, UGR-A and UGR-H&S), and we seek to increase our participation in these programs as the DSCP continues to outsource production activities that are currently performed by the U.S. Government. Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment based on the actual costs incurred, except for key commodity items which are priced according to industry indexes. Although our fixed-price contracts generally permit us to keep profits if costs are less than projected, we bear the risk that increased or unexpected costs may reduce profit or cause us to sustain losses on these contracts. In fiscal 2005, we had two primary fixed-price contracts, one for MREs and one for Tray-Packs. We expect to complete deliveries against our current MRE-25 contract during April 2006 and we anticipate that the new five year MRE-26 award will be announced during the same period. Our indefinite delivery, indefinite quantity contract for the UGR-A modules calls for delivery on an order-by-order basis. Every week, we and other contractors submit updated component pricing to the DSCP for the next week to adjust for commercial component price fluctuations. This component price information is used to determine the price for all UGR-As ordered during the following weekly period. This component pricing is subject to retroactive audit adjustment by the DoD, however we believe the magnitude of any such adjustment is insignificant based primarily on our pricing policies with the DoD as well as the results of prior DoD audits. For the year ended December 31, 2003 and, on a pro forma basis, 2004, and for the year ended December 31, 2005 we generated approximately 49.5%, 58.9% and 59.7% of our net sales from fixed-price contracts and approximately 39.9%, 23.7% and 21.7% from the indefinite delivery, indefinite quantity contract, respectively.

In 1998, we began to expand our commercial business. As part of our commercial expansion, we have established co-manufacturing relationships with leading branded companies such as Delmonte, Gerber, Kraft and Quaker for a variety of extended shelf-life products. See Part I, Item 1, “Business—Industry Outlook—Commercial.”

In 2000, we launched our own line of consumer branded food, Homestyle Express. Our Homestyle Express brand was positioned in the consumer retail channel and in distribution with accounts such as Kroger, Walgreen, Publix, and 7-Eleven. While consumer feedback on the Homestyle Express brand was favorable, we were not generating the sales and profitability we initially targeted. As such, we made the strategic decision to discontinue these product lines during fiscal year 2005. During fiscal year 2005, we incurred net losses on our sales of Homestyle Express of approximately $539,000. We anticipate no further charges related to the discontinuance of this product in fiscal year 2006.

An increasing amount of our revenues is derived from co-manufacturing contracts with leading branded food companies. Revenues derived from our co-manufacturing contracts represented approximately 8.0%, 12.3% and 15.7% of our revenues for the year ended December 31, 2003, on a pro forma basis, 2004, and for the year ended December 31, 2005, respectively. Receivables from commercial co-manufacturing customers accounted for approximately 18.5% and 18.3% of trade accounts receivable as of December 31, 2004 and 2005, respectively. Our co-manufacturing contracts are performed under several different pricing arrangements, ranging from “toll only,” under which we are responsible for labor, overhead and profits, but not materials, to fully-costed contracts under which we also purchase the materials.

We continually seek opportunities to use our technologies and experience to partner with established branded food companies in new co-manufacturing arrangements. We are in the early stages of co-manufacturing discussions with some of the world’s largest branded food companies and believe that we are well-positioned to secure contracts in connection with several of these opportunities. Most of our co-manufacturing contracts include a capital component through which the customer funds a portion of the capital required to support the related product. Under these arrangements, although we provide the initial financing (or leasing) for the equipment acquisition, the customer is obligated to reimburse us for up to 90% of the total invested capital (or lease cost) over the course of the initial term of the supply agreement which is typically paid over three to five years. For agreements where equipment is purchased, we own all of the equipment acquired under such agreements, or retain the rights to purchase the equipment at the end of the lease at fair market value. If a product is discontinued, the customer is still required to pay the entire balance of the capital commitment. If we do not use the entire capacity of the equipment to supply our co-manufacturing customer, we have the right to use the equipment in our other businesses.

In evaluating our financial condition and operating performance, our senior management focuses on net income, cash flow, sales growth, EBITDA and adjusted EBITDA. Continued growth of our net income and cash flow will depend on improving operating efficiencies, managing capital expenditures and increasing our net sales. Our future military sales growth will depend on our ability to increase our penetration in existing programs and by expanding our sales to include activities that are newly outsourced by the U.S. Government. In addition, our commercial sales growth will depend on our continued development of our co-manufacturing relationships and expansion into other niche markets. Over the long term, we intend to continue to increase the percentage of our sales attributable to our commercial business. Our management believes that adjusted EBITDA is useful to investors in evaluating our operating performance because EBITDA, which eliminates the effects of income taxes, financing and the accounting effects of capital spending, each of which may vary for different companies for reasons unrelated to overall operating performance, and the adjustments made in arriving at adjusted EBITDA, provide information regarding our ability to service and/or incur debt. Furthermore, the indenture governing the notes contains covenants based on adjusted EBITDA. For a discussion of EBITDA and adjusted EBITDA, see Note (a) to Part II, Item 6, “Selected Financial Data.”

Critical Accounting Policies

The following significant accounting policies affect the judgments, estimates and assumptions used in the preparation of our consolidated financial statements. These critical accounting policies are more fully described in Note 3 to our consolidated financial statements.

Revenue Recognition. We recognize revenue from product sales when title and risk of loss transfers to the customer, which is generally upon shipment. We record estimated discounts as a reduction in revenue in the same period revenue is recognized based on historical experience.

Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment. Indefinite delivery, indefinite quantity contracts are subject to component pricing. This component pricing is subject to retroactive audit adjustment by the Department of Defense. The magnitude of any such adjustment has historically been immaterial.

Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment. Indefinite delivery, indefinite quantity contracts are subject to component pricing. This component pricing is subject to retroactive audit adjustment by the DoD, however we believe the magnitude of any such adjustment is insignificant based primarily on our pricing policies with the DoD as well as the results of prior DoD audits.

Accounts Receivable. We maintain an allowance for doubtful accounts to reflect an estimate of the uncollectibility of accounts receivable based on past collection history and, when applicable, the identification of specific potential collection risks. If the financial condition of our customers were to deteriorate beyond the estimates resulting in our inability to collect payment, we may be required to increase the allowance for doubtful accounts.

Inventories. Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out, or “FIFO” method. Costs included in inventories consist of materials, labor, and fixed and variable manufacturing overhead which are related to the purchase and production of inventories. We maintain allowances, where applicable, for potential slow-moving or obsolete inventory based on historical and current trends. Changes in market conditions, our customer base or other factors may require additional allowances.

Long-Lived and Intangible Assets. We assess the impairment of our long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment to be recorded would be the excess of the assets carrying value over its fair value. Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

We also periodically reassess the estimated remaining useful lives of our long-lived assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings in the relevant period.

Stock Option Plans. As permitted by the Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” we have elected to apply the provision of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“Opinion No. 25”), in recognizing costs associated with our stock option plans. Under Opinion No. 25, compensation is measured as the difference between the option’s exercise price and the fair value of the underlying shares at the measurement date and subsequent changes in the fair value of the underlying shares through the date the option is exercised or otherwise settled. The measurement date is the first date on which both the number of shares subject to the option and the option exercise price are known. All of our option arrangements are compensatory. The related compensation expense has been determined based upon the estimated fair value of our common stock.

Income Taxes. The Predecessor had elected to be taxed as a Sub-Chapter S corporation for federal income tax purposes. The Successor has not made this election and will be subject to federal income taxes. For state tax purposes, income taxes were accounted for under the asset and liability method during 2002 and 2001. Beginning in 2003, the Predecessor was no longer subject to state income taxes.

Deferred tax assets and liabilities were recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax status or tax rates is recognized in income in the period that includes the enactment date. We review these deferred tax assets periodically and record valuation allowances as deemed necessary.

Fair Value of Financial Instruments. The recorded values of financial instruments, including accounts receivable, other assets, and accounts payable, approximate fair value due to their short maturity. The carrying value of the revolving line of credit approximates fair value due to its variable interest rate. The recorded value of the long-term debt approximates fair value based on borrowing rates currently available to us for financing arrangements with similar terms and average maturities.

Goodwill. Subsequent to January 1, 2002, goodwill is no longer amortized. The carrying value of goodwill is tested for impairment at least annually. The recoverability of unamortized goodwill is based upon the fair value which is determined by using a discounted cash flow analysis, which is consistent with how we determine the fair value of our common stock for our stock option plans and other such compensation arrangements.

In connection with determining an estimated fair value, we must make significant assumptions, including the expected annual growth rate, projected future cash flows (including timing), discount rates reflecting the inherent risk in future cash flows, market comparisons and recent transactions. If these estimates or their related assumptions change in the future, we may be required to record goodwill impairment charges in the future.

Results of Operations

The following pro forma table summarizes our historical operations for the fiscal years ended December 31, 2003, the pro forma year ended December 31, 2004, and the fiscal year ended December 31, 2005:

	Predecessor		Successor		Successor
(dollars in thousands)	Year ended December 31, 2003	Six-Month Period Ended June 30, 2004	Six-Month Period Ended December 31, 2004	Pro forma Year Ended December 31, 2004 (Unaudited)	Year Ended December 31, 2005
Income statement data:
Net sales	$318,370	$80,924	$100,381	$181,305	$257,878

Cost of sales	265,447	67,753	83,308	151,061	210,897
Gross profit	52,923	13,171	17,073	30,244	46,981
Selling, general and administrative expenses	27,008	12,459	9,072	21,531	23,461
Operating profit	25,915	712	8,001	8,713	23,521
Other income (expense):
Interest expense	(537)	(100)	(7,151)	(7,251)	(18,073)
Interest income	244	507	87	594	210
Other income, net	980	369	4	373	(201)
Total other income (expense)	687	776	(7,060)	(6,284)	(18,064)
Income before income taxes	26,602	1,488	941	2,429	5,456
Income tax (income) expense	439	41	964	1,005	2,633
Net income	$26,163	$1,447	$(23)	$1,424	$2,824

Comparison of the fiscal year ended December 31, 2005 to the twelve months ended December 31, 2004, on a pro forma basis

Net Sales.  Our net sales for the fiscal year ended December 31, 2005 were $257.9 million representing an increase of $76.6 million or 42.2%, compared to net sales of $181.3 million for the pro forma year ended December 31, 2004.  The increase in net sales resulted primarily from increased sales to the Department of Defense of approximately $60.2 million and increased sales of our co-manufactured products of approximately $18.1 million.  The increase in DoD sales was driven by higher Meals Ready-to-Eat (MRE) sales of approximately $44.3 million which resulted from MRE surge sales primarily occurring in the first and fourth quarters of fiscal 2005, increased sales of Unitized Group Ration —A (URG-A) sales of approximately $13.2 million primarily in support of military operations Outside the Continental United States (OCONUS) and increased other military sales of approximately $3.1 million primarily in support of Humanitarian causes associated with Hurricane Katrina and fiscal 2005 earthquake relief efforts in Pakistan.  The increase in co-manufacturing sales resulted from increased sales to existing co-manufacturing customers Kraft and Gerber of approximately $4.8 million and approximately $14.3 million in sales to new co-manufacturing customers, Quaker, Keefe, Delmonte and our other co-manufacturing customer added during fiscal 2005.  Increases in military and co-manufacturing sales were partially offset by lower sales in our specialty and other product sales of approximately $1.7 million.

Gross Profit.  Our gross profit for the fiscal year ended December 31, 2005 was approximately $47.0 million representing and increase of $16.7 million or 55.3%, as compared to the pro forma twelve months ended December 31, 2004 gross profit of approximately $30.2 million.  Our gross profit as a percentage of sales was approximately 18.2% and 16.7% for the year ended December 31, 2005 and pro forma twelve month period ended December 31, 2004, respectively.  The increase in gross profit was driven by approximately $13.0 million associated with DoD sales which consisted of higher pricing on MRE-26 base sales which began in the second quarter of fiscal 2006 as compared to MRE-25 pricing for add-on sales in fiscal year 2005 as well as higher volume sales due to surge orders which occurred in the first and fourth quarters of 2006.  In addition to the effect of the MRE sales noted above, contributing to the higher DoD gross profit was a significantly higher volume of UGR-A orders in fiscal 2005 as compared to 2004, primarily related to OCONUS orders of approximately $13.2 million.  Co-manufacturing sales also contributed approximately $3.7 million more in gross profit in fiscal 2005 as compared to fiscal 2004 due to higher volume sales to existing co-manufacturing customers and the addition of several new customers that did not exist in fiscal 2004.  These increases in gross profit were partially offset by specialty and other sales losses that were not significant.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the fiscal year ended December 31, 2005 was approximately $23.5 million representing an increase of approximately $1.9 million or 9.0% as compared to selling, general and administrative expenses of approximately $21.5 million for the pro forma twelve months ended December 31, 2004.  The increase in selling, general and administrative expenses was largely attributable to expenditures on the corporate facility build-out, professional and legal consulting fees and cost attributable to additional hiring of corporate and operational personnel to support future growth which occurred in the second half of fiscal 2005 and inconsequential administration cost associated with the Senior PIK note held by TWC Holding LLC.

Operating Profit.  Our profit from operations for the year ended December 31, 2005 was approximately $23.5 million, representing an increase of approximately $14.8 million or 170.0% over the pro forma profit from operations for the twelve months ended December 31, 2004 of approximately $8.7 million.  This increase in profit from operations was primarily the result of increased DoD sales revenue and volume on MRE contracts and co-manufacturing sales which were offset by higher selling, general and administrative cost as noted above.

Interest Expense. Our interest expense for the year ended December 31, 2005 was approximately $18.1 million, representing an increase of $10.8 million as compared to interest expense of approximately $7.3 million the pro forma twelve months ended December 31, 2004.  The increase in interest expense in 2005, primarily resulted from six additional months of interest expense on our long term debt for the senior secured $125 million notes and includes amortization cost of bond issuance of approximately $683,000 and $3.7 million in interest expense and bond cost amortization associated with the February 2005 issuance of the PIK notes.

Interest Income.  Our interest income for the year ended December 31, 2005 was approximately $210,000, representing a decrease of approximately $384,000 as compared to interest income of approximately $594,000 for the pro forma twelve months ended December 31, 2004.  The decrease in interest income was largely attributable to investments held by the Predecessor in the first six months of fiscal year 2004, which were not purchased in the transaction.

Other Income (expense).  Our other expense was approximately $201,000 for the year ended December 31, 2005 representing a decrease of approximately $574,000 as compared to other income of approximately $373,000 for the pro forma twelve months ended December 31, 2004.  The increase in other expense as compared to other income is largely attributable to an additional $150,000 in management fees paid to Veritas Capital Management for twelve months of service as compared to six months in fiscal 2004 which were further offset by decreased or expiring Value Engineering, or “VE,” program incentives for U.S. Government contractors, where the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.

Income Tax Expense.   The provision for federal, state and local income taxes for the year ended December 31, 2005, was approximately $2.6 million, or 28.5% of Operating Company pretax income, compared to a provision for federal, state and local income taxes of approximately $1.0 million, or 41.4% of Operating Company pretax income for the pro forma twelve months ended December 31, 2004. The reason for the decrease in provision as a percentage of net income is due to the release of allowances against deferred tax assets in fiscal 2005 which were initially established in fiscal 2004.

Net Income.  As a result of the foregoing, we earned net income of $2.8 million for the year ended December 31, 2005, representing an increase of approximately $1.4 million, compared to a pro forma net income of approximately $1.4 million for the twelve months ended December 31, 2004.

Comparison of the twelve months ended December 31, 2004, on a pro forma basis, to the year ended
December 31, 2003

Net Sales.  Our net sales for the twelve months ended December 31, 2004, on a pro forma basis, were $181.3 million representing a decrease of $137.1 million, or 43.1%, compared to net sales of $318.4 million for the year ended December 31, 2003. The decrease in net sales resulted primarily from a $134.9 million decrease in sales to the DoD.  This decrease was due mostly to higher military sales volumes in 2003 associated with surge production to support the war in Iraq, which were reduced in 2004.  co-manufacturing sales decreased by $3.3 million during the same period due to Kraft’s discontinuation of one of its co-manufactured products resulting in a reduction of our net sales by $6.8 million, partially offset by increases in our other co-manufacturing lines of $3.5 million.  Net sales of our branded consumer and commercial businesses increased in 2004, on a pro forma basis, by $2.4 million.

Gross Profit.  Our gross profit in the twelve months ended December 31, 2004, on a pro forma basis, was $30.2 million, representing a decrease of $22.7 million, or 42.9%, compared to gross profit of $52.9 million in the year ended December 31, 2003. The decrease in gross profit was due primarily to decreased sales volumes in our military business. As a percentage of net sales, our gross profit was 16.7% for the twelve months ended December 31, 2004, on a pro forma basis, and 16.6% for the year ended December 31, 2003.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses in the twelve months ended December 31, 2004, on a pro forma basis, were $21.5 million, representing a decrease of $5.5 million, or 20.3%, compared to selling, general and administrative expenses of $27.0 million in the year ended December 31, 2003. Selling, general and administrative expenses increased to 11.9% of net sales in the twelve months ended December 31, 2004, on a pro forma basis, from 8.5% in the year ended

December 31, 2003. This increase was primarily attributable to several non-recurring expenses in the period, including severance payments to the former president of our Prepared Foods Division and costs associated with consummating the Transactions.  These costs totaled $1.7 million in the twelve months ended December 31, 2004, on a pro forma basis.  In addition, our sales in 2004, on a pro forma basis, were 43.1% lower than in 2003, resulting in an increase in our selling, general and administrative expenses, as a percentage of sales, due to a significant portion of such expenses being fixed and not varying proportionally with our sales.

Operating Profit.  Our profit from operations was approximately $8.7 million in the twelve months ended December 31, 2004, on a pro forma basis, representing a decrease of $17.2 million, or 66.4%, compared to $25.9 million in the year ended December 31, 2003. This decrease in profit from operations resulted from our return to non-surge production volumes.

Interest Expense.  Our interest expense in the twelve months ended December 31, 2004, on a pro forma basis, was approximately $7.3 million, representing an increase of approximately $6.7 million compared to interest expense of approximately $537,000 in the year ended December 31, 2003.  The increase in interest expense resulted from the interest on our long term debt incurred in the Transactions and related amortization of expenses related to the issuance of our long-term debt.

Interest Income.  Our interest income in the twelve months ended December 31, 2004, on a pro forma basis, was approximately $594,000, representing an increase of approximately $350,000, or 143.4%, compared to interest income of approximately $244,000 in the year ended December 31, 2003. The increase in interest income resulted from increased levels of invested cash by the Predecessor.

Other Income, Net.  Our other income in the twelve months ended December 31, 2004, on a pro forma basis, was approximately $373,000, representing a decrease of approximately $607,000, or 61.9%, compared to other income of approximately $980,000 in the year ended December 31, 2003. This decrease in other income was a result of reduced rebates from the VE program, which are recognized as earned over a period of three years. The VE program provides incentives for U.S. Government contractors to make cost savings proposals to the DSCP. Once the DSCP accepts a contractor’s VE proposal, the contractor is awarded 50% of the resulting industry-wide savings for a period of three years following the issuance by the DSCP of a contract modification requiring implementation of the proposed change as outlined in the accepted VE proposal.

Income Tax Expense.  The provision for federal, state and local income taxes in the twelve months ended December 31, 2004, on a pro forma basis, was approximately $1.0 million, or 41.4% of pretax income, compared to a provision for state and local income taxes of approximately $439,000, or 1.7% of pretax income, in the year ended December 31, 2003.  The increase in income tax expense in 2004, on a pro forma basis, as compared to 2003 is related to our recording deferred tax liabilities of approximately $1.2 million and deferred tax assets of approximately $270,000 as of December 31, 2004.

Net Income.  As a result of the foregoing, we earned net income of $1.4 million in the twelve months ended December 31, 2004, on a pro forma basis, representing a decrease of $24.7 million, or 94.6%, compared to net income of $26.2 million in the year ended December 31, 2003.

Operating Segment Results

We have two reportable segments.  The RAD division is our core military supply business and the PFD division includes military supply as well as our core commercial business.  In addition, the PFD division supplies the RAD division with intermediate items (approximately 31% at December 31, 2005) used to assemble products distributed by the RAD division as well as directly supplying military customers with certain items.  The discussion below of the operating results of these two segments should be read in conjunction with Note 14 to our Consolidated Financial Statements.

Comparison of the year ended December 31, 2005 to the pro forma twelve months ended December 31, 2004

Net Sales.  Net sales for the RAD segment increased by approximately $59.0 million for the year ended December 31, 2005, compared to the pro forma twelve months ended December 31, 2004, as a result of increased MRE and UGR-A sales ($44.3 million and $13.2 million, respectively) increases to support surge and overseas operations.  The remaining difference is primarily the result of other military sales which includes approximately $1.6 million in sales to support of humanitarian efforts following Hurricane Katrina and the Pakistani earthquake.  Net sales for the PFD segment increased by approximately $17.6 for the year ended December 31, 2005, compared to the pro forma twelve months ended December 31, 2004 (excluding intersegment sales, which declined by approximately $1.0 million during the same period) due primarily to increased co-manufacturing sales increases of approximately $18.1 million which were slightly offset by overall decreases in military tray pack, specialty and other sales.

Operating Profit.  Profit from operations for RAD increased by approximately $27.3 million for the year ended December 31, 2005 as compared to the pro forma twelve months ended December 31, 2004 as a result of the increased sales and volumes noted above.  Also included in the operating profit of our RAD segment is an estimated $11.1 million that would have been previously recognized by our PFD segment on MRE shipments to the RAD segment (intersegment sales which are now recorded at cost).  Profit from operations for the PFD segment decreased by $9.2 million for the year ended December 31, 2005, compared to profit from operations for the pro forma twelve months ended December 31, 2004 for the PFD segment due to approximately $11.1 million in gross profit from intercompany sales now being included in the RAD segment as discussed above.  The remaining difference is represented by the increased gross profit on co-manufacturing and Canadian sales of approximately $4.2 million and is offset by decreased operating profit on specialty and other sales and increased selling, general and administrative expenses.

Comparison of the twelve months ended December 31, 2004, on a pro-forma basis, to the year ended December 31, 2003

Net Sales.  Net sales for the RAD segment declined by $123.6 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 due to decreased sales to the DoD.  Net sales for the PFD segment declined by $13.5 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003(excluding inter-segment sales, which declined by $18.1 million during the same period) due to reductions in our Tray-Pack sales to the DoD of $12.8 million and reduced sales of our commercial products in 2004.  co-manufacturing sales decreased by $3.3 million during the same period due to Kraft’s discontinuation of one of its co-manufactured products resulting in a reduction of our net sales by $6.8 million, partially offset by increases in our other co-manufacturing lines of $3.5 million.  Net sales of our branded consumer and commercial businesses increased in 2004 by $2.4 million.

Operating Profit.  Profit from operations for RAD decreased by $17.4 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 for the RAD segment due to a decrease in sales to the DoD and a return to non-surge production in 2004.  Profit from operations for PFD decreased by $4.5 million for the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 for the PFD segment due to a decrease in sales to the DoD and inter-segment sales and the discontinuation of a product line by Kraft in 2004.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or used in our operating activities, investing activities and financing activities and our capital expenditures for the fiscal year ended December 31, 2003, the six months ended June 30, 2004 and December 31, 2004 and the fiscal year ended December 31, 2005.

			Successor
	Predecessor		Six-Month	Pro forma
		Six-Month	Period Ended	Year End	Successor
(dollars in thousands)	December 31, 2003	Period Ended June 30, 2004	December 31, 2004	December 31, 2004	December 31, 2005
				(Unaudited)
Net cash provided by (used in):
Operating activities	$34,552	$(472)	$10,125	9,653	$27,626
Investing activities	(17,708)	(11,792)	(169,336)	(181,128)	(13,612)
Financing activities	(12,595)	8,314	162,500	170,814	32
Capital expenditures	(12,526)	(2,383)	(4,301)	(6,684)	(13,612)

Operating Activities.

Net cash provided by (used in) operating activities was approximately $27.6 million for the year ended December 31, 2005 and approximately $(472,000) and $10.1 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. Cash generated from operating activities increased for the year ended December 31, 2005 as compared to the twelve months pro forma year ended December 31, 2004 due mostly to higher military sales to the DoD and increased sales of our co-manufacturing products which were offset by overall increased selling, general and administrative expenses over the same time period. In addition, the Predecessor used additional cash to make payments related to stock options and stock-based compensation plans.

Net cash provided by (used in) operating activities was approximately $(472,000) and $10.1 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. Cash generated from operations decreased in the twelve months ended December 31, 2004, on a pro forma basis, compared to the year ended December 31, 2003 due mostly to higher military sales volumes in the year ended December 31, 2003 associated with surge production to support the war in Iraq, which were reduced in 2004. In the six months ended June 30, 2004, the Predecessor used additional cash to make payments relating to stock options and stock-based compensation plans and to increase inventories due to an order received towards the end of the period that was not shipped until after the period ended. The Successor received the benefit of that shipment, and had no stock compensation plan payments in the period as did the Predecessor in the prior period, as well as bond interest not being due until January 15, 2005, the result being an increase in cash from operations of $10.1 million.

Investing Activities

Net cash used in investing activities was approximately $13.6 million for the year ended December 31, 2005 and approximately $11.8 million and $169.3 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. The $13.6 million investment for the year ended December 31, 2005 related to capital equipment whereas the investments of the Successor and the Predecessor for the pro forma twelve months ended December 31, 2004 was primarily due to the investments of excess cash in longer-term investments of approximately $10.0 million and $2.4 million in capital equipment. The $169.3 million investment by the Successor in the six months ended December 31, 2004 was related to the capital investment of $4.3 million and the cash used to effect the Transactions of $165.0 million.

Net cash used in investing activities was $11.8 million and $169.3 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. Cash used in investing activities was $17.7 million for the year ended December 31, 2003. The $11.8 million investment by the Predecessor in the six months ended June 30, 2004 was primarily due to the investments of excess cash in longer-term investments of approximately $10.0 million and $2.4 million in capital equipment. The $169.3 million investment by the Successor in the six months ended December 31, 2004 was related to the capital investment of $4.3 million and the cash used to effect the Transactions of $165.0 million.

Financing Activities

Net cash provided by (used in) financing activities was approximately $32,000 as compared to approximately $8.3 million and $162.5 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. The current year activity represents the net financing activities related to the issuance of the Senior Unsecured PIK notes and subsequent return of capital to TWC Holding LLC members and the cost associated with the issuance, whereas the prior year represented the purchase transaction discussed in Note 2 to our financial statements and the borrowing by the Predecessor against their line of credit to fund ESOP payment.

Net cash provided by (used in) financing activities was $8.3 million and $162.5 million for the six months ended June 30, 2004 for the Predecessor and December 31, 2004 for the Successor, respectively. For the year ended December 31, 2003, the cash from financing activities was ($12.6) million due to payments on the ESOP note and reduced borrowings on the Predecessor’s line of credit.

Capital Expenditures

Capital expenditures were $13.6 million for the year ended December 31, 2005 as compared to capital expenditures of $2.4 million for the six months ended June 30, 2004 and $4.3 for the six months ended December 31, 2004, for a total of $6.7 million for the twelve months ended December 31, 2004, on a pro forma basis. Expenditures during fiscal year 2005 were primarily to increase co-manufacturing capacity and the build-out of our new corporate facility whereas capital expenditures for the pro forma twelve months ended December 31, 2004 were in support of additional capacity and improvement of both military and co-manufacturing lines as well as infrastructure.

Our capital investment of $12.6 million in 2003 was significantly higher than the $6.7 million pro forma 2004 due to our investment in new equipment to maintain and increase production levels to support the DoD’s military mobilization capacity.

Long-Term Debt Expenditures

The following table summarizes the long-term debt as of December 31, 2004 and 2005:

	December 31,
	2004	2005
10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

13-7/8% Senior PIK notes; due 2011		$29,335,507
	125,000,000	154,335,507
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$154,335,507

We incurred interest expense of approximately $537,000 for the year ended December 31, 2003, $7.3 for the pro forma twelve months ended December 31, 2004 and $18.1 million for the year ended December 31, 2005 which also includes approximately $683,000 of bond cost amortization on the $125 million senior secured and approximately $336,000 for the $26 million senior unsecured PIK notes. In connection with the Transactions, $13.0 million of then-existing long-term debt of the Predecessor was repaid, and we issued the original notes and entered into our new working capital facility. As a result, we have incurred and will continue to incur significant debt service payments, including interest, in future years. Total cash interest payments on the $125 million senior secured notes will be approximately $13.6 million on an annual basis, whereas the interest that is added to the principal amount of $26 million original issue senior unsecured notes will accrete to approximately $36.2 million for a total obligation of $62.3 million at maturity. To the extent we have borrowings outstanding under our new working capital facility, we will have additional cash interest payments.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes. The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because the Company is a holding company with no operations and has only its investment in the Operating Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes upon their maturity.

The pro forma effect of the additional interest expense on our net income assuming the Company issued the Senior PIK notes and such issuance took place at the beginning of the year would have resulted in interest expense (pre-tax) of approximately $3,733,000 for the year ended December 31, 2005.

The indenture governing the notes and our new working capital facility impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition to imposing restrictions substantially similar to those contained in the indenture governing the notes, our new working capital facility requires us to meet certain financial ratios and financial condition tests on a periodic basis.

We expect our capital expenditures in 2006 to be approximately $18.6 million, primarily to support our further consolidation of operations by discontinuing our Assembly operations in McAllen, Texas and shifting the work performed at that location to the Greater Cincinnati Tri-state area and continued plant efficiency improvements.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our working capital facility. Because we did not purchase certain working capital in the Transactions, we were required to draw down $3.0 million under our working capital facility to provide funds for operations and to fund expenses incurred in connection with the Transactions. As of December 31, 2004, we had repaid the original $3.0 million and there were no borrowings outstanding on our working capital facility. Further, we have no amounts outstanding under our working capital facility at December 31, 2005

Our liquidity is dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly payroll and associated taxes, payment to our suppliers and employer portions of employee benefits. Our principal uses of cash will be to meet debt service requirements, finance our capital expenditures and fund working capital. Based on our current level of operations and our anticipated growth, we believe that the cash proceeds from the issuance of the original notes, our cash from operations and other available sources of liquidity will be sufficient to fund our operations for the next 12 months and for our currently anticipated needs beyond that period. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control. See Part I, Item 1A, “Risk Factors.”

Contractual Obligations

The following sets forth our long-term debt, interest on long-term debt and operating lease obligations as of December 31, 2005:

Contractual Cash Obligations

		Payments Due by Period
(dollars in thousands)	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

$ 125 million Long-term debit	$125,000	$—	$—	$—	$125,000
$ 26 million PIK Note	$62,259	$—	$—	$—	$62,259
Interest on long-term debt	74,767	13,594	27,188	27,188	6,797
Leases	12,162	2,901	5,703	3,512	46
Total	$274,188	$16,495	$32,891	$30,700	$194,102

We had no capital lease or purchase obligations as of December 31, 2005. As a result of the acquisition transaction, we are required to pay a management fee of approximately $300,000 per year to Veritas Capital Management.

Backlog

Backlog represents products or services that our customers have committed by contract to purchase from us and for which we have firm orders. A large portion of these commitments is terminable by the customer at will. A significant portion of our sales to the DoD is pursuant to long-term contracts. Accordingly, our backlog consists in large part of orders under these contracts.

Our total backlog as of December 31, 2005 was $67.2 million. The following depicts our backlog as of December 31 of the year shown.

Year (in millions)	Backlog
2003	$75.1
2004	92.2
2005	67.2

It is expected that a substantial portion of our backlog will be converted to revenue. However, there can be no assurance that our backlog will become revenues in any particular period, if at all. See Part I, Item 1A, “Risk Factors.” As of December 31, 2005, 70.5% and 29.5% of our backlog was derived from our contracts with the DSCP and our commercial contracts, respectively.

Off-Balance Sheet Arrangements

As of December 31, 2005, we had no off-balance sheet arrangements.

Internal Controls Documenting and Testing

We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or “Section 404,” for the fiscal year ending December 31, 2007. We plan to begin documenting and testing our internal controls in the second quarter of 2006 in order to satisfy these requirements for fiscal year 2007. During the course of such documenting and testing, we may identify significant deficiencies or material weaknesses in our internal controls over financial reporting. Our management will likely be required to devote significant time and expense to remediate such material weaknesses, but may not be able to remediate such material weaknesses in a timely manner. If we fail to maintain the adequacy of our internal controls, our management may not be able to conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404. As a result, our independent auditors may be unable to express an opinion on our management’s evaluation on the effectiveness of internal controls as required by Section 404 regarding our management’s report on internal controls. Failure to achieve and maintain an effective internal control environment could have a material adverse effect on our business and on our access to the capital markets.

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk, primarily from the impact of interest rate changes on our use of variable rate debt. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our purchases and sales are denominated in U.S. dollars and raw commodities do not comprise a significant percentage of our costs. Our sales to the Canadian military comprised less than 1% of our sales in 2005, and we may from time to time enter into foreign currency forward contracts and other hedges to manage our exposure to fluctuations in foreign currency exchange rates for the Canadian dollar, the impact of which is not significant. Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk. In addition, because our customary contract terms pass through increase in costs of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk. We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates.

As of December 31, 2005, no amounts were outstanding under our working capital facility. If the average outstanding amount under our working capital facility were $25 million over a one-year period, a 50 basis point increase in the prime interest rate would result in increased annual interest expense of $125,000.

Item 8: Financial Statements and Supplementary Data

The consolidated financial statements required by this item are included in a separate section beginning on page F-1.

Item 9: Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Management, including our principal executive officer and principal financial officer, has evaluated, as of the end of the period covered by this report, the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this report. Based upon, and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that its controls do provide such reasonable assurances.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

Pursuant to the Company's obligation under Regulation FD, the Company is hereby furnishing the following information under Item 9B of this current report on Form 10-K.

On March 30, 2006 we were notified by Defense Supply Center Philadelphia, that The Wornick Company was awarded a 25% share level of the MRE-26-to-30 DoD contract which runs from fiscal 2006 through 2010. We do not anticipate that this award level will impact our strategy which we believe will continue to deliver increasing stakeholder value.

PART III.

Item 10: Directors and Executive Officers of the Registrant

The following table sets forth the directors and executive officers of The Wornick Company and their ages as of March 31, 2006. All directors and officers serve for a period of one year or until their successors are duly elected and qualified.

Name	Age	Position
Robert B. McKeon	51	Chairman and Director

Michael M. Thompson	59	President, Chief Executive Officer and Director

Jon P. Geisler	41	Chief Operation Officer

Brian A. Lutes	41	Chief Financial Officer and Treasurer

Thomas J. Campbell	47	Secretary and Director

General Barry R. McCaffrey (USA Ret.)	63	Director

Admiral Joseph W. Prueher (USN Ret.)	63	Director

Admiral Leighton W. Smith, Jr. (USN Ret.)	66	Director

Ramzi M. Musallam	37	Director

Robert B. McKeon, Chairman and Director. Mr. McKeon has been the Chairman of our board of directors and a member of our compensation committee, corporate governance and nominating committee and executive committee since June 2004. Mr. McKeon is the President of Veritas Capital, a New York-based private equity investment firm he founded in 1992. Mr. McKeon is on the Board of Trustees of Fordham University and the Board of Fellows of Trinity College. Mr. McKeon is also a member of the Council on Foreign Relations and a member of the boards of directors of several private companies. Mr. McKeon holds a bachelor’s degree from Fordham University and a master’s degree in business administration from Harvard Business School.

Michael M. Thompson, President, Chief Executive Officer and Director. Mr. Thompson has been serving as our President and Chief Executive Officer since December 8, 2004. He most recently served as President and Chief Executive Officer of Trak Communications, Inc., a microwave component and sub-system manufacturer for commercial wireless, satellite communication and defense applications, from October 2001 to May 2004. Mr. Thompson was an officer of Trak from September 2000 to October 2001. Prior to joining Trak, from 1997 to 1999, Mr. Thompson headed the fibers and composites business unit of SGL Carbon AG, a manufacturer of mechanical/composite assemblies, composite structures and carbon fiber for commercial and aerospace markets. From 1967 to 1972, Mr. Thompson served as an aviator in the U.S. Marine Corps, with distinguished combat service in the Republic of Vietnam, and was honorably discharged with the rank of Captain. Mr. Thompson holds a bachelor of science in mechanical engineering from Utah State University and pursued graduate studies in operations research and finance at Idaho State University.

Jon P. Geisler, Chief Operating Officer. Mr. Geisler has been serving as Chief Operating Officer of the Wornick Company since April 2005. Mr. Geisler previously served as President and Chief Executive Officer of our Prepared Foods Division. He joined our quality assurance department in August 1985 and has worked in every operational aspect of MRE production, including as Vice President of Operations, Operations Manager, Production Manager, Production Supervisor, Process Engineer and Quality Control Manager. He most recently served as Executive Vice President and Chief Operating Officer of the

Prepared Foods Division. Mr. Geisler’s current responsibilities include oversight of operations, quality assurance, technical services and engineering. He holds a bachelor of science degree in Engineering Management from the University of Evansville.

Brian A. Lutes, Chief Financial Officer and Treasurer. Mr. Lutes has been serving as our Chief Financial Officer and Treasurer since May 24, 2005. Mr. Lutes previously served as Senior Vice President, responsible for Human Resources at Fifth Third Bancorp. Fifth Third operates more than 1,000 branches in the Midwest and Florida and has nearly $7 billion in revenues, over $100 billion in assets and more than 20,000 employees. Prior to joining Fifth Third, Mr. Lutes was employed by the General Electric Company from 1986 to 2002 where he had recently served as the Chief Financial Officer, Global Operations for GE Medical Systems. He has held other global leadership assignments within financial and risk management, executive development and global sourcing. In addition, he spent several years with GE’s Corporate Audit Staff conducting financial audits and operational reviews at nine different GE businesses. Mr. Lutes holds a bachelor of science and master of engineering degree in mechanical engineering from the University of Louisville’s Speed Scientific School and completed his MBA through the University of Connecticut’s Executive MBA Program.

Thomas J. Campbell, Secretary and Director. Mr. Campbell has been our Secretary and a member of our board of directors and a member of our compensation committee, corporate governance and nominating committee and executive committee since June 2004. Mr. Campbell is a partner at Veritas Capital, which he has been associated with since 1992. He is also a member of the boards of directors of several private companies. Mr. Campbell holds a bachelor’s degree in accounting and finance from Lehigh University.

General Barry R. McCaffrey (USA Ret.), Director. General McCaffrey has been a member of our board of directors and a member of our audit committee since June 2004. Gen. McCaffrey was Director, White House Office of National Drug Control Policy from February 1996 to January 2001, serving as a member of the President’s Cabinet and the National Security Council. During his service career, he served overseas for 13 years, including service as Commander-in-Chief, U.S. Southern Command from 1994 to 1996. Gen. McCaffrey is the president of a private consulting firm and a member of the boards of directors of several private companies. Gen. McCaffrey holds a bachelor’s degree in general engineering from the U.S. Military Academy and holds a master’s degree in civil government from American University.

Admiral Joseph W. Prueher (USN Ret.), Director. Admiral Prueher has been a member of our board of directors and a member of our audit committee and corporate governance and nominating committee since June 2004. Admiral Prueher served as U.S. Ambassador to the People’s Republic of China from November 1999 to May 2001. His diplomatic post followed a 35-year career in the U.S. Navy, where he served as Commander-in-Chief, U.S. Pacific Command from January 1996 to February 1999. From 1989 through 1995, Admiral Prueher served as Commandant of Midshipmen at the U.S. Naval Academy at Annapolis, Maryland, Commander of Carrier Battle Group ONE based in San Diego, California, Commander of the U.S. Mediterranean Sixth Fleet and of NATO Striking Forces, and as Vice Chief of Naval Operations in the Pentagon. He is a member of the boards of directors of Merrill Lynch & Co., Inc., New York Life Insurance Company and Emerson Electric Co. Admiral Prueher holds a bachelor’s degree in naval science from the U.S. Naval Academy and a master’s degree in international relations from George Washington University.

Admiral Leighton W. Smith, Jr. (USN Ret.), Director. Admiral Smith has been a member of our board of directors and a member of our audit committee since June 2004. Admiral Smith was appointed to the four-star rank in April 1994, became Commander-in-Chief, Allied Forces Southern Europe and concurrently assumed the command of the NATO-led Implementation Force in Bosnia in December 1995. Admiral Smith retired from the U.S. Navy after 34 years of service in October 1996. Admiral Smith serves as a Senior Fellow at the Center for Naval Analysis, a Senior Advisor at the U.S. Naval Institute and President of Leighton Smith Associates. He is currently a member of the board of directors of CAE USA Inc. and has been a member of the board of directors of Vanguard Airlines, Inc., an aviation company, since August 1998. Admiral Smith is a graduate of the U.S. Naval Academy.

Ramzi M. Musallam, Director. Mr. Musallam has been a member of our board of directors and a member of our compensation committee, corporate governance and nominating committee and executive committee since June 2004. Mr. Musallam is a partner of Veritas Capital, with which he has been associated with since 1997. He is also a member of the boards of directors of several private companies. Mr. Musallam holds a bachelor’s degree from Colgate University with a double major in economics and mathematics and a master’s degree in business administration from the University of Chicago Graduate School of Business.

Audit Committee Financial Expert

As presently constituted, the audit committee of our board of directors does not have a member that is a “financial expert,” as such term is defined in Item 401(h) of Regulation S-K promulgated by the SEC. Several members of our audit committee currently serve or have served as members of audit committees of the boards of directors of other reporting companies. Our board of directors has determined that while none of the audit committee members meets all of the criteria established by the SEC to be classified as a “financial expert,” the members of our audit committee have sufficient understanding of audit committee functions, internal control over financial reporting and financial statement evaluation so as to capably perform the tasks required of the audit committee. Accordingly, our board of directors believes that the additional expense and effort necessary to add an individual to our board of directors and its audit committee solely for the purpose of satisfying the criteria of a “financial expert” is unwarranted given the size of our operations and complexity of our financial statements.

Code of Ethics

As our principal executive officer, our principal financial officer or controller and other persons performing similar functions are the same persons for both TWC Holding LLC and the Operating Company, we have adopted the code of ethics of the Wornick Company.

Item 11: Executive Compensation

The following table summarizes compensation awarded or paid by us during 2005 and 2004 to our President and Chief Executive Officer and our other executive officers. The fiscal 2004 compensation amounts in the following table for Messrs. Geisler, Cavazos, and McQuay reflect compensation paid by the Predecessor company on or prior to June 30, 2004. Only two years of compensation information has been provided in the table as we were not a reporting company at any time during fiscal year 2003.

				Long-term Compensation
	For the Year Ended	Annual Compensation		Stock Options and Restricted Stock Awards	All Other Compensation
Name and Principal Position (dollars in thousands)	December 31,	Salary	Bonus	(1)	(2)
Michael M. Thompson (3)	2005	$325	$202	$51	$—
President and Chief Executive Officer,	2004	25	—	—	—

Jon P. Geisler	2005	$240	$148	$59
Chief Operations Officer,	2004	233	124	—	5

Brian A. Lutes	2005	$240	$87	$4
Chief Financial Officer and Treasurer	2004	—	—	—	—

John F, McQuay	2005	$198	$122	$—
Former Chief Financial Officer and Treasurer,	2004	174	205	—	—

Humberto “Sonny” Cavazos (4)	2005	$245	$120	$—
President and Chief Executive Officer,	2004	224	135	—	4
Right Away Division

(1)                                  During fiscal year 2004, we granted awards of Class B interests, as described below in more detail in “—Option Plan” below and Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”  These awards were valued at the time of their grants as follows: Larry L. Rose, a 2.5% interest valued at approximately $488 thousand (forfeited upon resignation); Jon P. Geisler, a 1.5% interest valued at approximately $293 thousand; Humberto “Sonny” Cavazos, a 0.5% interest valued at approximately $98 thousand (relinquished in 2005); and Keith E. Frase, a 1.5% interest valued at approximately $293 thousand (forfeited upon resignation). These awarded interests are subject to a five-year vesting schedule and were deemed to have vested 10% for the six months ended December 31, 2004 for the purposes of the above table. We granted two additional Class B interests awards during the year ended December 31, 2005 that have similar terms as the initial award described above.

(2)                                  Reflects matching employer contributions to our 401(k) plan, life insurance premiums paid by us on behalf of these executives and other miscellaneous compensation.

(3)                                  Mr. Thompson was appointed the President and Chief Executive Officer of The Wornick Company in December 2004 and his compensation amounts reflect his compensation from December 2004, at an annual base salary of $325,000.

(4)                                  Mr. Cavazos was appointed the President and Chief Executive Officer of Right Away Division in October 2004 and served as the Executive Vice President and Chief Operating Officer of Right Away Division during 2003.

Option Plan

We have no stock option plan. Members of Wornick’s management and outside directors participate in Wornick’s profits through a plan that grants them Class B interests in TWC Holding LLC. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests may receive up to approximately 7.9%, in the aggregate, of all distributions made by TWC Holding LLC after the holders of the Class A interests in TWC Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The currently outstanding Class B interests entitle the holders thereof to receive approximately 3.9%, in the aggregate, of all such distributions made by TWC Holding LLC. The Class B interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A interests in the event they are forfeited or repurchased.

Incentive Compensation Plan

Members of Wornick’s management were eligible to participate in our executive incentive compensation plan beginning in 2005, which provided bonuses for certain key executives if Wornick achieved certain performance targets set by Wornick’s Board of Directors. Under the incentive plan, participants generally are eligible to receive an award based on a percentage of base salary. During fiscal 2006 Wornick paid approximately $1.1 million to members of management under the executive incentive compensation plan that was expensed in fiscal 2005. A similar executive incentive compensation plan has been approved for fiscal year 2006.

401(k) Plan

Wornick sponsors a defined contribution plan, or 401(k) Plan, intended to qualify under Section 401 of the Internal Revenue Code of 1986, as amended, or the Code. Substantially all of Wornick’s employees are eligible to participate in its 401(k) Plan on the first day of the month following an employee’s completion of 90 days of employment. Employees may make pre-tax contributions from 1% to 50% of their eligible compensation, but not to exceed the limits prescribed under the Code. Employees may direct their investments among various pre-selected investment alternatives. Employee contributions to our 401(k) Plan vest immediately. Wornick matches 100% of the employee’s pre-tax contributions for the first 3% of the employee’s compensation deferred, plus 50% of the employee’s pre-tax contributions for the next 2% of compensation deferred, for a maximum employer matching contribution of 4% of compensation deferred. The employer matching contributions for employees participating in Wornick’s 401(k) Plan also vest immediately.

Employment Arrangements

On April 11, 2005, The Wornick Company entered into an employment agreement with Michael M. Thompson to serve as the Operating Company’s President and Chief Executive Officer. The initial term of the employment agreement extended through December 31, 2005. The employment agreement automatically renews for additional one year terms unless one of the parties provides written notice of intent not to renew the employment agreement at least 90 days prior to the expiration of the then current term. As of March 31, 2006, no such communication was made by either party to the agreement.

Our other executives are not presently bound by employment agreements with us and may resign or be terminated at any time. We may in the future enter into employment or severance arrangements with our executives.

Compensation Committee Interlocks and Insider Participation

Our compensation committee consists of Messrs. Campbell, McKeon and Musallam. The compensation committee makes decisions on the compensation of certain of our executive officers. There are no compensation committee interlocks (i.e., none of our executive officers serves as a member of the board of directors or the compensation committee of another entity that has an executive officer serving on our board of directors). None of our directors or officers has any relationships that would require disclosure pursuant to Item 404 of Regulation of S-K (“Certain Relationships and Related Transactions”), except as described below in “—Director Compensation” and as disclosed in Item 13.

Director Compensation

The three outside directors, General McCaffrey and Admirals Prueher and Smith, are each paid an annual fee of $35,000, an additional fee of $2,000 for each regular quarterly meeting of the board of directors that they attend and an additional fee of $6,250 for each other meeting of the board of directors that they attend. Each of the outside directors is also reimbursed for his travel, lodging and other expenses of attending meetings of the board of directors. In addition, each member of the audit committee of our board of directors receives a fee of $2,500 for each audit committee meeting that he attends. There are no other fees paid to these directors. We do not maintain a medical, dental, or retirement benefits plan for these directors. The remaining directors are employed either by us or Veritas Capital and are not separately compensated for their services as directors although they are reimbursed for expenses incurred in connection with attending board and committee meetings.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of TWC Holding LLC as of March 29, 2006 by (i) each person or entity known to us to own more than 5% of any class of TWC Holding LLC’s outstanding securities, (ii) each member of our board of directors and each of our named executive officers and (iii) all of the members of the board of directors and executive officers as a group.

Name of Beneficial Owner (1)	Percent of Class A Interests (2)(3)	Class A Interests Distribution Participation (2)(3)(4)	Class B Interests Distribution Participation (2)(3)(4)
Veritas Capital Management II, L.L.C. (5)
590 Madison Avenue, 41st Floor,
New York, New York 10022	94.7%	88.9%	—
Robert B. McKeon (6)	94.7%	88.9%	—
Thomas J. Campbell (6)	94.7%	88.9%	—
Ramzi M. Musallam (6)	94.7%	88.9%	—
Michael M. Thompson (7)	—	—	2.5%
Jon P. Geisler	1.1%	1.0%	1.5%
Brian A. Lutes	—	—	1.0%
Humberto “Sonny” Cavazos (8)	*	*	—
General Barry R. McCaffrey (USA Ret.)	—	—	*
Admiral Joseph W. Prueher (USN Ret.)	—	—	*
Admiral Leighton W. Smith (USN Ret.)	—	—	*
All executive officers and directors as a group (11 persons) (9)	95.8%	89.9%	5.0%

*                 Less than 1%.

(1)          Except as otherwise indicated, the address for each of the named security owners is 4701 Creek Road, Suite 200, Cincinnati, Ohio 45242.

(2)          Beneficial ownership is determined in accordance with the rules of the SEC.

(3)          TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. Certain members of our management and outside directors have received Class B interests. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to approximately 7.9%, in the aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests in TWC Holding LLC have received a return of their invested capital, provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interests reverting to the holders of Class A interests.

(4)          Represents the percentage of distributions by TWC Holding LLC to which the holder of interests would be entitled in respect of such holder’s Class A interests or Class B interests, as applicable, assuming (i) full vesting of the Class B interests and (ii) that holders of all Class A interests of TWC Holding LLC have received the stated returns on their invested capital.

(5)          The Veritas Capital Fund II, L.P., a Delaware limited partnership of which Veritas Capital Management II, L.L.C. is the general partner, is the manager of TWC Holding LLC. The Veritas Capital Fund II, L.P. owns 94.7% of the Class A membership interests of TWC Holding LLC. Through the provisions of the limited liability company agreement governing TWC Holding LLC,

The Veritas Capital Fund II, L.P. controls the vote of all Wornick’s shares held by TWC Holding LLC and is deemed to own all Wornick’s common stock held by TWC Holding LLC. Interests in TWC Holding LLC are not transferable without the consent of The Veritas Capital Fund II, L.P.

(6)          Messrs. McKeon, Campbell and Musallam are principals of Veritas Capital Management. Accordingly, they may be deemed to share beneficial ownership of the membership interests owned by Veritas Capital Management although they disclaim this beneficial ownership except to the extent of their pecuniary interest in Veritas Capital Management.

(7)          Mr. Thompson was appointed as our President and Chief Executive Officer in December 2004. On April 11, 2005 Mr. Thompson was awarded a 2.5% Class B interests award.

(8)          Mr. Cavazos was appointed the President and Chief Executive Officer of Right Away Division in October 2004 and served as the Executive Vice President and Chief Operating Officer of Right Away Division during 2003. In fiscal 2005, Mr. Cavazos relinquished his interests in the Class B interests.

(9)          Includes 94.7% of the Class A interests held by The Veritas Capital Fund II, L.P., beneficial ownership of which may be deemed to be shared by Messrs. McKeon, Campbell and Musallam, as the principals of Veritas Capital Management. Messrs. McKeon, Campbell and Musallam disclaim this beneficial ownership except to the extent of their pecuniary interest in Veritas Capital Management.

Securities Authorized for Issuance Under Equity Compensation Plans

For more information, see Part III, Item 11, “Executive Compensation —   Option Plan,” for a discussion of the features of the plan we utilize to incentivize our management and outside directors.

Item 13: Certain Relationships and Related Transactions

Transaction Fee

In connection with the acquisition transaction, we paid a transaction fee of $3.0 million to Veritas Capital Management, an affiliate of The Veritas Capital Fund II, L.P., out of the proceeds of the offering of the notes. This fee has been reflected as part of the fees and expenses of the acquisition.

Management Fee

We pay an annual management fee of $300,000 to Veritas Capital Management, an affiliate of The Veritas Capital Fund II, L.P.

Item 14: Principal Accountant Fees and Services

PricewaterhouseCoopers LLP has served as our independent registered public accounting firm since the consummation of the acquisition transaction on June 30, 2004. The following table sets forth the aggregate fees billed by PricewaterhouseCoopers for professional services for the year ended December 31, 2005 and for the six-months ended December 31, 2004 for professional services provided, as well as out-of-pocket costs incurred in connection with these services:

	Year ended December 31, 2005	Six-months Ended December 31, 2004
Audit fees	$205,000	$150,000
Audit-related fees	6,844	146,000
Tax fees	37,000	—
All other fees	2,556	2,566
Total	$251,400	$298,566

Audit Fees. Consists of fees for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports.

Audit-Related Fees. Consists of fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “Audit Fees”, and services that are normally provided by PricewaterhouseCoopers in connection with statutory and regulatory filings or engagements. These services include consultations in connection with our acquisition of our business and advice on other accounting-related matters. In fiscal year 2004, these fees were primarily comprised of services for consulting related to accounting matters and due diligence and comfort letter services related to the acquisition transaction and related debt offerings.

Tax Fees. Consists of fees for preparation of federal, state and local income and franchise tax returns. There were no fees incurred in the six months ended December 31, 2004 for professional services rendered related to tax compliance, tax advice or tax planning.

All Other Fees. Consists of fees for all other fees for professional services, comprised primarily of purchase of accounting and compliance software.

Audit Committee Pre-Approval

Our audit committee has not established a policy to delegate authority to approve of any audit or permissible non-audit services. Our audit committee pre-approves, on an individual basis, all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally subject to a specific budget, and the independent auditor will be required to provide back-up documentation to be provided to the audit committee regarding the specific services or category of services to be provided.

Our audit committee has determined that the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining the independence of PricewaterhouseCoopers LLP as the independent auditors.

For the year ended December 31, 2005 all of the audit, audit related fees, tax fees and other fees provided by PricewaterhouseCoopers LLP have been approved by the audit committee.

PART IV.

Item 15: Exhibits, Financial Statement Schedules

(a)(1)  Financial Statements

A list of financial statements required to be filed as part of this report is set forth in the Index to Consolidated Financial Statement, which immediately precedes such financial statements, and is incorporated herein by reference.

(a)(2)  Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable or the information required to be set forth therein is included elsewhere in the financial statements or the notes thereto.

(a)(3)  Exhibits

A list of exhibits required to be filed as part of this report is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Cincinnati, State of Ohio.

TWC HOLDING LLC

Date: March 31, 2006	By:	/s/ Michael M. Thompson
	Name:	Michael M. Thompson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert B. McKeon	Chairman of the Board of Directors	March 31, 2006
Robert B. McKeon

	President, Chief Executive Officer and	March 31, 2006
/s/ Michael M. Thompson	Director (Principal Executive Officer)
Michael M. Thompson

	Chief Financial Officer and Treasurer (Principal Financial and Principal	March 31, 2006
/s/ Brian A. Lutes	Accounting Officer)
Brian A. Lutes

/s/ Thomas J. Campbell	Secretary and Director	March 31, 2006
Thomas J. Campbell

/s/ Barry R. McCaffrey	Director	March 31, 2006
General Barry R. McCaffrey (USA Ret.)

/s/ Joseph W. Prueher	Director	March 31, 2006
Admiral Joseph W. Prueher (USN Ret.)

/s/ Leighton W. Smith	Director	March 31, 2006
Admiral Leighton W. Smith (USN Ret.)

/s/ Ramzi M. Musallam	Director	March 31, 2006
Ramzi M. Musallam

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 by Registrants which have not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934:

No annual report or proxy materials have been sent to any registrant’s security holders.

Exhibit Index

No.	Description

3.1 (1)	Certificate of Formation of the TWC Holding LLC, filed with the Delaware Secretary of State on January 29, 2004

3.2 (1)	Limited Liability Company Operating Agreement of TWC Holding LLC, dated as of June 30, 2004

3.3 (1)	Amendment No. 1 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective as of August 18, 2004

3.4(1)	Amendment No. 2 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective April 11, 2005.

3.5(2)	Amendment No. 3 to the Limited Liability Company Operating Agreement of TWC Holding LLC, effective November 11, 2005.

3.6 (1)	Certificate of Incorporation of TWC Holding Corp., filed with the Delaware Secretary of State on December 30, 2004

3.4 (1)	Bylaws of TWC Holding Corp.

4.1(1)	Indenture, dated as of February 11, 2005, by and among the co-issuers and U.S. Bank National Association.

4.2(1)	Registration Rights Agreement, dated as of February 11, 2005, by an among the co-issuers and CIBC World Markets

4.3(1)	Form of 13.875% Senior PIK Notes due 2011 (included in Exhibit 4.1)

4.4 (1)

Indenture, dated as of June 30, 2004, by and among, the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation and U.S. Bank National Association

4.5 (1)

Registration Rights Agreements, dated as of June 30, 2004, by and among the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation, Jefferies & Company, Inc. and CIBC World Markets

4.3 (1)	Form of 10 7/8% Senior Secured Notes due 2011

4.4 (1)	Form of Guarantee

No.	Description

10.1(1)

Purchase Agreement, dated June 24, 2004, by and among Wornick, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation, Jeffries & Company, Inc. and CIBC World Markets

10.2 (1)	Intercreditor Agreement, dated as of June 30, 2004, among the U.S. Bank National Association and Texas State Bank

10.3 (1)

Security Agreement, dated as of June 30, 2004, by and among the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation and U.S. Bank National Association, as collateral agent

10.4 (1)

Loan Agreement, dated as of June 30, 2004, by and among the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation and Texas State Bank

10.5 (1)	Revolving Line of Credit Promissory Note, dated June 30, 2004, by the Registrant in favor of Texas State Bank

10.6 (1)	Guaranty (Continuing Debt-Unlimited), dated June 30, 2004, by The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation

10.7 (1)

Security Agreement, dated as of June 30, 2004, by and between the Registrant, The Wornick Company Right Away Division, The Wornick Company Right Away Division, L.P., Right Away Management Corporation and Texas State Bank

10.8 (1)	Pledge Agreement, dated as of June 30, 2004, between TWC Holding LLC and Texas State Bank

10.9 (1)	Pledge Agreement, dated as of June 30, 2004, between the Registrant, The Wornick Company Right Away Division, Right Away Management Corporation and Texas State Bank

10.10 (1)

Assets Purchase and Sale Contract, dated December 3, 2003, by and among The Wornick Company, a Nevada corporation, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, Right Away Management Corporation, a Texas business corporation, as sellers, the Registrant, as buyer, and Veritas Capital Management II, L.L.C., as a related person of the Registrant

10.11 (1)

Amendment No. 1 to Assets Purchase and Sale Contract, dated May 4, 2004, by and among The Wornick Company, a Nevada corporation, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, Right Away Management Corporation, a Texas business corporation, as sellers, the Registrant, as buyer, and Veritas Capital Management II, L.L.C., as a related person of the Registrant

10.12 (1)	Amended and Restated Lease Agreement, effective December 30, 1994, between Ronald C. Wornick and Shelf Stable Foods, Inc., as amended and assigned

10.13 (1)	Standard Industrial Lease, dated March 4, 2003, between The Wornick Company Right Away Division, a Nevada corporation, and 270 Sharyland, L.P., as assigned

No.	Description

10.14 (1)	Standard Form Industrial Building Lease (Multi-Tenant), dated March 21, 2003, between The Wornick Company, a Nevada corporation, and First Industrial LP, as assigned

10.15 (1)	Lease Agreement, dated November 29, 1995, between The Wornick Company, a Nevada corporation, and Ronald C. Wornick, as amended and assigned

10.16 (1)

Contract No. SPO300-03-D-Z107 (MRE Contract), effective March 31, 2003, between Defense Supply Center Philadelphia and The Wornick Company Right Away Division, a Nevada corporation, as modified and assigned

10.17 (1)	Contract No. SPM300-04-D-Z217 (UGR-A Contract), effective July 19, 2004, between Defense Supply Center Philadelphia and The Wornick Company Right Away Division, as modified

10.18 (1)	Novation Agreement, entered into as of July 1, 2004, by and among The Wornick Company, a Nevada corporation, The Wornick Company Right Away Division, L.P. and the United States of America

10.19 (1)	Amendment of Solicitation/Modification of Contract, signed October 14, 2004, between DCMA San Antonio and The Wornick Company Right Away Division, L.P.

10.20(1)	Employment Agreement, dated as of April 11, 2005, by and between the Wornick Company and Michael M. Thompson.

10.21(1)	Letter Agreement, dated April 13, 2005, by and between the Wornick Company and John F. McQuay.

14.1 (3)	Code of Business Conduct and Ethics

21.1 (1)	Subsidiaries of the Co-issuers

31.1 (*)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)

31.2 (*)	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

32.1 (*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (President and Chief Executive Officer)

32.2 (*)	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

(1)	Included as an exhibit to the Registrant’s Registration Statement on Form S-4 (File No. 333-124826), filed with the Commission on May 27, 2004, and incorporated herein by reference.

(2)	Included as an exhibit to the Registrant’s filing on Form 10-Q, filed with the Commission on November 15, 2005 and incorporated herein by reference.

(3)	Included as an exhibit to the Registrant's wholly owned subsidiary, Wornick's, Form 10-K, filed with the Commission on March 31, 2005 and incorporated herein by reference.

(*)	Filed herewith.

Reports of Independent Registered Public Accounting Firm

Consolidated Financial Statements

Consolidated Balance Sheets of Successor at December 31, 2004 and December 31, 2005

Consolidated Statements of Operations (Predecessor) for the Year Ended December 31, 2003 and for the Period from January 1, 2004 to June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Consolidated Statements of Changes in Stockholder’s Equity (Predecessor) for the Years Ended December 31, 2003 and for the Period from January 1, 2004 through June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Consolidated Statements of Cash Flows (Predecessor) for the Year Ended December 31, 2003, and for the Period from January 1, 2004 to June 30, 2004, and (Successor) for the Period from July 1, 2004 through December 31, 2004 and for the Year Ended December 31, 2005

Notes to the Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Members

of TWC Holding LLC, a Delaware Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the financial position of TWC Holding LLC and its subsidiaries, a Delaware corporation (the “Successor”), at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and for the period from July 1, 2004 through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 29, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of The Wornick Company, a Nevada Corporation

In our opinion, the accompanying consolidated statements of operations, of changes in stockholder’s equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of The Wornick Company and its subsidiaries, a Nevada Corporation (the Predecessor) for the year ended December 31, 2003 and for the period from January 1, 2004 through June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Minneapolis, Minnesota
March 29, 2005

TWC HOLDING LLC

Condensed Consolidated

Balance Sheets

	December 31,
	2004	2005
Assets
Current assets
Cash and cash equivalents	$3,289,030	$17,334,734
Trade accounts receivable, net	13,856,294	19,186,813
Inventories	24,132,116	27,954,296
Prepaid expenses and other current assets	531,106	630,245
Deferred income taxes	847,442	1,403,035
Total current assets	42,655,988	66,509,122

Property and equipment, net	32,794,239	42,914,227
Goodwill	77,573,207	77,573,207
Intangible assets, net	21,822,710	17,128,127
Other noncurrent assets	5,675,939	7,224,698
Total assets	$180,522,083	$211,349,381
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$6,167,826	$19,900,050
Accrued expenses	3,122,446	8,331,770
Accrued interest	6,796,875	6,276,896
Taxes payable	51,950	977,237
Total current liabilities	16,139,097	35,485,953
Deferred income taxes and other liabilities	912,067	4,456,475
Long-term debt	125,000,000	154,335,507
Total liabilities	142,051,164	194,277,935
Commitments and Contingencies
Member’s equity
Member’s interest	37,500,000	14,038,007
Additional paid-in capital	146,400	232,680
Retained earnings	(22,923)	2,800,759
Total stockholder’s equity	37,623,477	17,071,446
Total liabilities and stockholder’s equity	$179,674,641	$211,349,381

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC

Condensed Consolidated

Statement of Operations

	Predecessor		Successor
	Year Ended December 31, 2003	Period from January 1, 2004 to June 30, 2004	Period from July 1, 2004 to December 31, 2004	Year Ended December 31, 2005

Net sales	$318,370,159	$80,923,839	$100,380,764	$257,878,405
Cost of sales	265,447,298	67,752,882	83,307,805	210,896,928
Gross profit	52,922,861	13,170,957	17,072,959	46,981,477
Selling, general and administrative expenses	27,008,208	12,458,600	9,072,317	23,460,518
Operating profit	25,914,653	712,357	8,000,642	23,520,959
Other (expense) income
Interest income	244,365	506,553	87,029	209,876
Interest expense	(537,025)	(99,791)	(7,150,481)	(18,073,314)
Other income (expense), net	979,813	369,274	3,904	(201,027)
Total other income (expense)	687,153	776,036	(7,059,548)	(18,064,465)
Income before income taxes	26,601,806	1,488,393	941,094	5,456,494
Income tax (benefit) expense	439,098	41,052	964,017	2,632,812
Net income/(loss)	$26,162,708	$1,447,341	$(22,923)	$2,823,682

Pro forma income data (unaudited)
Income before income taxes	$26,601,806	$1,488,393
Pro forma income tax expense	11,507,106	949,825
Pro forma net income	$15,094,700	$538,568

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC

Consolidated Statement of Changes in Member’s Equity

			Additional Paid-in Capital	Unearned Shares of Employee Stock Ownership Trust	Retained Earnings	Total

	Common Stock
Predecessor	Shares	Amount
Balances at December 31, 2002	5,000,000	$50,000	$27,971,302	$(11,990,660)	$7,468,144	$23,498,786

Net income	—	—	—	—	26,162,708	26,162,708
Release of earned shares of Employee Stock Ownership Trust	—	—	5,666,366	1,827,089	—	7,493,455
Balances at December 31, 2003	5,000,000	50,000	33,637,668	(10,163,571)	33,630,852	57,154,949
Net income					1,447,341	1,447,341
Release of earned shares of Employee Stock Ownership Trust	—	—	1,823,044	521,248	—	2,344,292
Balances at June 30, 2004	5,000,000	$50,000	$35,460,712	$(9,642,323)	$35,078,193	$60,946,582

			Additional Paid-in Capital		Retained Earnings/(Deficit)	Total
	Members Equity
Successor	Units	Amount
Balances at June 30, 2004	—	$—	$—	$—	$—	$—

Issuance of member interest upon formation	100	$37,500,000	—			37,500,000
Equity compensation expense	—	—	146,400	—	—	146,400
Net loss	—	—	—	—	(22,923)	(22,923)
Balances at December 31, 2004	100	37,500,000	146,400	—	(22,923)	37,623,477
Return of capital	—	(23,461,993)	—	—	—	(23,461,993)
Equity compensation expense					86,280	86,280
Net income	—	—	—	—	2,823,682	2,823,682
Balances at December 31, 2005	100	$14,038,007	$232,680	$—	$2,800,759	$17,071,446

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC

Condensed Consolidated

Statements of Cash Flows

	Predecessor		Successor
	Year Ended December 31, 2003	Period from January 1, 2004 to June 30, 2004	Period from July 1, 2004 to December 31, 2004	Year Ended December 31, 2005
Cash flows from operating activities
Net income	$26,162,708	$1,447,341	$(22,923)	$2,823,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,299,744	1,386,904	1,755,861	3,926,058
Amortization of intangibles	—	—	2,347,290	4,694,583
Amortization of inventory step-up	—	—	1,767,037	—
Amortization of bond issuance cost	—	—	294,942	1,018,471
Loss on disposal of assets	10,648	—	71,500	—
Deferred income tax (benefit) expense	181,500	—	912,067	1,707,525
Interest expense on Senior PIK Notes	—	—	—	3,335,508
Compensation expense for Employee Stock
Ownership Trust shares released and committed to be released	7,493,455	2,344,292	—	—
Compensation expense for stock options	5,364,485	713,433	—	—
Other stock-based compensation expense	833,269	3,266,814	146,400	86,280
Stock compensation plans	—	(4,270,995)	—	—
Changes in assets and liabilities
Trade accounts receivable	(1,891,101)	1,189,462	(13,856,294)	(5,330,519)
Inventories	(893,050)	(4,693,075)	1,163,623	(3,822,180)
Prepaid expenses and other current assets	(519,341)	162,149	(531,107)	(99,139)
Other noncurrent asset	(242,329)	(56,901)	(62,113)	(61,596)
Trade accounts payable and accrued expenses	(3,975,129)	(1,961,207)	9,290,272	18,941,548
Accrued bond interest	—	—	6,796,875	(519,979)
Taxes payable	(273,347)	—	51,950	925,287
Net cash provided by (used in) operating activities	34,551,512	(471,783)	10,125,380	27,625,529
Cash flows from investing activities
Payments received on notes receivable	810,705	610,100	—	—
Proceeds from the sale of investments	3,000,000	19,988,514	—	—
Purchase of investments	(8,993,000)	(30,007,514)	—	—
Business acquired	—	—	(165,035,252)	—
Capital expenditures	(12,525,994)	(2,382,720)	(4,301,098)	(13,612,198)
Net cash used in investing activities	(17,708,289)	(11,791,620)	(169,336,350)	(13,612,198)
Cash flows from financing activities
Change in book overdrafts	587,080	243,027	—	—
Net (decrease) increase in the line of credit	(9,400,000)	8,700,000	—	—
Proceeds from issuance of long-term debt	61,653	—	125,000,000	26,000,000
Capitalized bond issuance cost	—	—	—	(2,505,634)
Principal payments on long-term debt	(3,843,660)	(629,305)	—	—
Proceeds from issuance of common stock	—	—	37,500,000
Return of Capital				(23,461,993)
Net cash (used in) provided by financing activities	(12,594,927)	8,313,722	162,500,000	32,373
Net increase (decrease) in cash and cash equivalents	4,248,296	(3,949,681)	3,289,030	14,045,704
Cash and cash equivalents
Beginning of period	1,042,371	5,290,667	—	3,289,030
End of period	$5,290,667	$1,340,986	$3,289,030	$17,334,734
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$537,025	$77,114	$58,663	$13,673,011
Taxes paid during the period, net of refund	480,354	41,052	122,925	—

The accompanying notes are an integral part of these consolidated financial statements.

1.                                      Organization and Basis of Presentation

TWC Holding LLC (the “Company” or “Successor”) and its wholly owned subsidiary, The Wornick Company, a Delaware corporation ( “Wornick” or “Operating Company”), are acquisition vehicles formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (collectively “Veritas”), entered into an Assets Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation. The Assets Purchase and Sale Contract was consummated on June 30, 2004, and resulted in the purchase by the Successor and its subsidiaries, and the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries.

The Company, through the Operating Company (Wornick) produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense and commercial customers.

As discussed above, the Assets Purchase and Sale Contract was consummated on June 30, 2004. As such, the financial information presented represents: (i) the Consolidated Balance Sheet of the Successor at December 31, 2004, and December 31, 2005; (ii) the Consolidated Statements of Operations of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004, and of the Successor for the six-month period ended December 31, 2004 and for the year ended December 31, 2005; (iii) the Consolidated Statement of Changes in Stockholder’s Equity of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor for the six-month period ended December 31, 2004 and the year ended December 31, 2005 and (iv) the Consolidated Statements of Cash Flows of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004, and the Successor for the six-month period ended December 31, 2004 and for the year ended December 31, 2005.

2.                                      Acquisition

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
$165,035,252

In financing the acquisition, the Operating Company received $165.5 million in proceeds from debt and equity financing, including a $3.0 million advance on a working capital line.

Summary selected pro forma information of the Predecessor as though the transaction were completed at the beginning of the respective period presented (and as though the Company were taxed as a C-Corporation) is as follows:

(in thousands of dollars)	December 31, 2003	Six-Month Period Ended June 30, 2004

Net sales	$318,370	$80,924
Net income (loss)	2,118	(5,950)

3.                                      Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of TWC Holding LLC, Wornick and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash and cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts represents the Company’s best estimate of probable credit losses in its existing accounts receivable. The Company continuously reviews the accuracy of its allowance for doubtful accounts. Historically the Company has had very minimal bad debts due to its customer base. In addition, the Company does not have any off-balance sheet credit exposure related to its customers.

Fair Value of Financial Instruments

The recorded values of financial instruments, including accounts receivable, other assets, and accounts payable, approximate fair value due to their short maturity. The carrying value of the revolving line of credit (zero at December 31, 2004 and 2005) approximates fair value due to its variable interest rate. The recorded value of the long-term debt approximates fair value based on borrowing rates currently available to the Company for financing arrangements with similar terms and average maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk have historically consisted of cash and cash equivalents, trade accounts receivable, and marketable securities. The Company’s cash and cash equivalents are held at financial institutions and may at times exceed federally insured limits. To minimize risk, the Company maintains its cash and cash equivalents at financial institutions with high credit ratings.  The Company’s trade accounts receivable are concentrated with a significant customer. See Note 12 for additional information regarding this significant customer.

Derivative Financial Instruments

From time to time, the Company enters into foreign currency forward contracts to manage certain exposures to fluctuations in foreign currency exchange rates for the Canadian dollar. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

Cash flows from financial instruments are recognized in the consolidated statements of cash flows in a manner consistent with the underlying hedged transactions. At December 31, 2003 and June 30, 2004, the Predecessor had no outstanding derivative instruments. At December 31, 2004, the Company had one outstanding derivative instrument, the fair value of which was not significant. During fiscal year 2005, all sales were denominated in U.S. dollars and therefore the Company did not enter into any foreign currency forward contracts.

Inventories

Inventories are stated at the lower of cost or market, with cost being determined using the first-in, first-out (“FIFO”) method. Costs included in inventories consist of materials, labor, and fixed and variable manufacturing overhead which are related to the purchase and production of inventories.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are provided using the straight-line method over the estimated useful lives of the assets, which range as follows:

Leasehold improvements	lessor of the term of the lease or life of the asset
(Generally 3 to 10 years)
Machinery & equipment	5 to 15 years
Office equipment, furniture and vehicles	3 to 7 years

When property and equipment are retired or sold, the cost and related accumulated depreciation are removed from the accounts with any gain or loss recognized in operations. Repairs and maintenance are charged to expense as incurred.

The Company assesses the impairment of property and equipment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when the carrying amount of the asset exceeds the estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition. The impairment to be recorded would be the excess of the assets carrying value over its fair value. Fair value would be determined based upon the best information available in the circumstances including quoted prices or other valuation techniques.

The Company maintains asset retirement obligations in connection with lease arrangements on its manufacturing facilities. The related asset retirement obligations are recognized as expense over the lease term.

Goodwill

Goodwill is stated at cost and not amortized.  The carrying value of goodwill is tested for impairment at least annually. The recoverability of goodwill is based upon the fair value of the Company which is determined by using a discounted cash flow analysis. The Company has completed its annual impairment test of goodwill and has determined that there is no impairment at December 31, 2005.

Intangibles

Contract or separable intangible assets that have finite lives are being amortized against income using the straight-line method over their estimated useful lives, with periods ranging up to eight years. The straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in each reporting period. The Company tests finite-lived intangible assets for impairment whenever there is an impairment indicator. Intangible assets are tested for impairment by comparing anticipated undiscounted future cash flows from operations to net book value.

Shipping and Handling Fees and Costs

The Company classifies shipping and handling fees and costs as a component of cost of sales.

Income Taxes

Prior to the Transaction and sale of assets, the Predecessor was taxed as a Sub-Chapter S corporation for federal income tax purposes. Prior to January 2003, the Predecessor was subject to Texas Franchise Tax. Beginning in January 2003, the Predecessor (and the Successor) were not subject to Texas Franchise Tax. In connection with the transaction, effective July 1, 2004, the Successor will be taxed as an LLC (similar to a partnership under Subchapter W of the Internal Revenue Code). However, the Operating Company will be taxed as a C-Corporation.

Deferred tax assets and liabilities of the Operating Company are recognized future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax status or tax rates is recognized in income in the period that includes the enactment date. The deferred tax assets are reviewed for recoverability and valuation allowances are provided as necessary.

Revenue Recognition

We recognize revenue from product sales when title and risk of loss transfers to the customer, which is generally upon shipment. We record estimated discounts as a reduction in revenue in the same period revenue is recognized based on historical experience.

Our U.S. Government contracts typically fall into two categories, fixed-price contracts and indefinite delivery, indefinite quantity contracts. In a fixed-price contract, the price is based on a pre-determined rate and is not subject to adjustment. Indefinite delivery, indefinite quantity contracts are subject to component pricing. This component pricing is subject to retroactive audit adjustment by the Department of Defense. The magnitude of any such adjustment has historically been immaterial.

Use of Estimates in Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Stock-Based Compensation Related to Stock Option Plans

As permitted by the Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Predecessor elected to apply the provision of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion No. 25”), in recognizing costs associated with the Predecessor’s stock option plans. Under Opinion No. 25, compensation was measured as the difference between the option’s exercise price and the fair value of the underlying shares at the measurement date and subsequent changes in the fair value of the underlying shares through the date the option is exercised or otherwise settled. The measurement date was the first date on which both the number of shares subject to the option and the option exercise price are known. As described further in Note 10, all of the Predecessor’s option arrangements were compensatory. The related compensation expense has been determined based upon the estimated fair values of the Predecessor’s common stock. As described further in Note 11, the Successor currently has no stock compensation arrangements except for the issuance to certain members of management Class B member units, which vest over five years.

Reclassification

Certain reclassifications were made to the 2004 balance sheet to conform with the current year presentation. The reclassifications had no effect on previously reported net income or members equity.

4.                                      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	Successor
	December 31, 2004	December 31, 2005

Raw materials	$15,187,856	$17,389,308
Work in process	1,838,828	1,593,696
Finished goods	7,105,432	8,971,292
	$24,132,116	$27,954,296

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	Successor
	December 31, 2004	December 31, 2005

Leasehold improvements	$1,771,322	$1,784,800
Machinery and equipment	26,166,475	30,166,266
Office equipment, fixtures and vehicles	2,395,476	2,640,021
Construction in progress	4,216,827	14,005,059
	34,550,100	48,596,146
Less: Accumulated depreciation and amortization	1,755,861	5,681,919
	$32,794,239	$42,914,227

Depreciation expense of the Successor for the six-months ended December 31, 2004 and the year ended December 31, 2005, was $1,755,861 and $3,926,058, respectively.

Accrued Expenses

Accrued expenses are comprised of the following:

	Successor
	December 31, 2004	December 31, 2005

Compensation	$1,376,404	$3,973,327
Accrued government contract liabilities	35,264	1,933,750
Other	1,710,778	2,424,693
	$3,122,446	$8,331,770

5.                                      Intangible Assets

In connection with the acquisition described in Note 2, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date. The original value of these contracts was $24,170,000 and their useful lives range from three to eight years. Expense related to amortization of intangible assets for the six-months ended

December 31, 2004, and for the year ended December 31, 2005 amounted to $2,347,290 and $4,694,583, respectively.

Scheduled amortization of these assets is as follows:

December 31, 2005
2006	$4,694,580
2007	4,627,918
2008	4,856,248
2009	2,421,226
2010	528,155
$17,128,127

6.                                      Notes Payable to Bank and Long-Term Debt

A summary of long-term debt at December 31, 2004 and December 31, 2005, is as follows:

	December 31,
	2004	2005
10-7/8% Senior secured notes; due 2011	$125,000,000	$125,000,000

13-7/8% Senior PIK notes; due 2011		$29,335,507
	125,000,000	154,335,507
Less: Current maturities	—	—
Long-term debt, excluding current maturities	$125,000,000	$154,335,507

In connection with the financing of the acquisition described in Note 2, the Operating Company issued $125.0 million 10-7/8% Senior Secured Notes due 2011 and also secured additional financing through a Revolving Loan Agreement which provides the Operating Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon certain events. Amounts outstanding under the Revolving Loan Agreements are due June 30, 2009, and amounts outstanding are subject to limitations as determined by a calculated borrowing base. Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (5.25% and 7.25% at December 31, 2004 and December 31, 2005, respectively) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Operating Company. The lien on such collateral is senior to the lien on the collateral that secures the senior secured notes. In connection with completing the acquisition, the Operating Company borrowed $3.0 million against the revolving loan facility to fund the acquisition and initial working capital of the Operating Company. This amount was subsequently repaid. There were no amounts outstanding under the revolving loan agreement at December 31, 2005 and 2004.

The senior secured notes are collateralized by substantially all assets and other property of the Operating Company. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. In addition, the terms and conditions of the Senior Secured Notes limit the Operating Company from paying the Company dividends or other payments. Interest on the senior secured notes is payable semi-annually. Interest expense on the senior secured notes and revolving loan facility, exclusive of bond cost amortization, for the year ended December 31, 2005 amounted to $13,640,177 and $79,261, respectively.

Amounts due under the senior secured notes and the revolving loan facility are subject to an intercreditor agreement. The Operating Company is required to meet certain financial covenants related primarily to minimum working capital amounts and minimum working capital ratios as well as minimum profitability and minimum net worth calculations. At December 31, 2005 we were not in violation of any of the covenants covering our revolving loan agreement or our senior secured notes.

On February 11, 2005 the Company, and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes. The notes limit the Company’s ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because our Parent Company is a holding company with no operations and has only its investment in the Operating Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK notes upon their maturity.

7.                                      Income Taxes

In connection with the transaction as discussed in Note 2, the Successor’s wholly owned subsidiary, Wornick, is taxed as a C-Corporation whereas the Predecessor was a pass-through entity qualified under Subchapter S of the Internal Revenue Code.

Income tax expense (benefit) consist of the following:

	Current	Deferred	Total
Predecessor
Year Ended December 31, 2003
State	$—	$181,500	$181,500
Local	257,598	—	257,598
	$257,598	$181,500	$439,098

Six Months Ended June 30, 2004
Local	$41,052	$—	$41,052
	$41,052	$—	$41,052

Successor

Six Months Ended December 31, 2004
Federal	$—	$912,067	$912,067
State and local	51,950	—	51,950
	$51,950	$912,067	$964,017

Year Ended December 31, 2005
Federal	$961,368	$1,707,525	$2,668,893
State and local	(36,081)	—	(36,081)
	$925,287	$1,707,525	$2,632,812

Prior to January 2003, the Predecessor was subject to Texas franchise tax. Subsequent to December 31, 2002, neither the Predecessor nor the Operating Company are subject to Texas franchise tax. As such all remaining deferred Texas franchise taxes totaling $181,500 were reversed during 2003. The current tax expense of $51,950 and ($51,950) at December 31, 2004 and 2005, respectively, relate primarily to local municipal taxes that were subsequently reversed during 2005 for municipal income taxes at our Cincinnati facility.

In connection with the transaction discussed in Note 2, the Operating Company is taxed as a C-Corporation whereas the Predecessor was a pass-through entity which qualified under Subchapter S of the Internal Revenue Code.

The income tax provision for the period ended December 31, 2005 is different from that which would be obtained by applying the statutory federal income tax rate to income before income taxes. The items causing this difference for the period from January 1, 2005 through December 31, 2005, are as follows:

	Successor
	December 31,	December 31,
	2004	2005
Tax expense at U.S. statutory rate	$329,383	$3,237,291
Local income taxes, net of federal benefit	33,768	(23,453)
Nondeductible expenses and other	4,352	15,488
Valuation allowance on deferred tax assets	596,514	(596,514)
	$964,017	$2,632,812

The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities at December 31, 2004 and 2005, are as follows:

	Successor
	December 31,	December 31,
	2004	2005
Deferred income tax assets
Inventories	648,685	840,753
Identifiable intangibles	546,614	1,618,705
Nondeductible expenses	198,757	562,282
Operating loss carryforwards	907,073	—
Valuation allowance on deferred tax asset	(596,514)	—

Net deferred income tax assets	1,704,615	3,021,740

Deferred income tax liabilities
Goodwill	912,067	2,715,062
Property, plant and equipment	1,704,615	2,926,270
Total gross deferred income tax liabilities	2,616,682	5,641,332

Net deferred income tax liabilities	$912,067	$2,619,592

At December 31, 2004 a valuation allowance was provided for against the deferred tax assets as management believed that it was more likely than not that these tax benefits would not have been realized based upon the existing uncertainty at that time regarding whether the Operating Company would generate future taxable income due to the additional charges related to amortization of intangibles, bond issuance cost and goodwill. At December 31, 2005, the valuation allowance was subsequently reversed.

The accompanying Consolidated Statements of Operations of the Predecessor also presents pro forma net income data which assumes the Predecessor was taxed as a C-Corporation for the periods presented utilizing a federal income tax rate of 35%. The difference between the pro forma effective income tax rate and the federal statutory rate relates primarily to permanent differences between book and tax reporting on the Employee Stock Option Plan (“ESOP”) and certain other local taxes.

8.                                      Commitments and Contingencies

Each of the Operating Company’s divisions leases facilities from the Predecessor’s former president and chief executive officer and former sole shareholder. These leases are each for a 15-year period expiring in 2010 and require the Operating Company to pay all maintenance, taxes, and insurance. Monthly rentals are subject to increases based on the consumer price index (“CPI”) for the previous two years, but are never subject to decreases. Each of these leases has been classified as operating leases.

The Predecessor paid approximately $1,310,000 and $592,000 in total rent expense for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, respectively. The Operating

Company paid approximately $592,000 for the six-month period ended December 31, 2004 and $1,181,000 for the year ended December 31, 2005.

The Operating Company is also obligated under operating leases for certain manufacturing and office facilities and equipment. Rental expense for these leases for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, for the Predecessor were approximately $1,799,000 and $1,203,000, respectively. The Operating Company paid approximately $1,164,000 in rental expense for these same locations for the six-month period ended December 31, 2004 and $2,228,000 for the year ended December 31, 2005.

Future minimum lease payments under noncancellable operating leases with remaining lease terms in excess of one year as of December 31, 2005, are as follows:

Years Ending December 31,
2006	$2,900,502
2007	2,900,502
2008	2,802,522
2009	2,201,342
2010	1,310,684
Thereafter	46,288
$12,161,840

9.                                      Defined Contribution Employee Benefit Plans

In connection with the acquisition described in Note 2, the Operating Company adopted The Wornick Company 401(k) Savings Plan (the “401(k) Plan”), a plan similar in all material respects to the plan available under the Predecessor, which covers all eligible employees who have met the service requirement. Effective January 1, 2003, the Predecessor modified its 401(k) Plan which allowed plan participants to elect to defer up to 50% of their compensation for the year, but not to exceed allowable limits prescribed under IRS regulations. The Operating Company will make a matching contribution at 100% for the first 3% and 50% for the subsequent 2% of the participant’s elective compensation deferral. Prior to the modification, a plan participant may have elected to defer up to 15% of compensation for the plan year. The Operating Company would make a matching contribution of 50% of the first 6% of an employee’s compensation deferral. The Predecessor contributed approximately $413,000 and $222,000 to the 401(k) Plan for the years ended December 31, 2003 and for the six-month period ended June 30, 2004, respectively. The Successor contributed approximately $202,000 to the 401(k) Plan for the six-month period ended December 31, 2004, and $538,000 for the year ended December 31, 2005, respectively.

The Operating Company maintains various defined contribution welfare benefit plans to provide medical, dental and life insurance benefits covering active eligible full time employees. The life insurance and dental plans are fully insured plans whereby the Operating Company pays annual premiums. The medical plan is subject to self-insured maximum contributions for which the Operating Company maintains adequate reserves.

10.                               Predecessor Stock Compensation Plans

The Predecessor Company had option plans for its executives, key personnel and Board of Directors for which 548,676 fully vested options were outstanding with exercise prices ranging from $3.58 to $5.89. The terms of each of the option awards provided the individual with the right to immediately sell back to the Predecessor Company, at fair value, any stock obtained through the exercise of any option award. Under accounting principles generally accepted in the United States of America, all of the options above were therefore accounted for as compensatory plans with compensation expense being recorded based upon the fair value of the underlying stock through the date the award was exercised or otherwise settled. Total compensation expense related to all of the above options was $5,364,485 for the year ended December 31, 2003, and $713,433 for the six-month period ended June 30, 2004.

A summary of transactions for all options follows:

	Number	Exercise
	of Shares	Price
Outstanding at December 31, 2002	548,676	$3.58 - 5.89

Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at December 31, 2003	548,676	$3.58 - 5.89

Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at June 30, 2004	548,676	$3.58 - 5.89

Other Predecessor Stock-based Compensation Plans

The Predecessor Company also adopted an incentive cash compensation plan effective December 20, 2002. Under the terms of the plan, certain employees would receive a base cash compensation totaling $475,000 adjusted in proportion to the changes in the fair value of the shares of the Predecessor Company’s common stock from $7.05 per share. In June 2003 the Predecessor Company granted certain Directors a total of 60,000 stock units which effectively provide the individual the right to receive a cash payment for the increase in the fair value of the Predecessor Company’s common stock in excess of $17.44. In addition, in July 2001 the Predecessor Company had adopted an incentive cash compensation plan to one employee which was contingent upon a change in control of the Predecessor Company. The employee received a base compensation of $250,000 adjusted in proportion to the changes in fair value of the shares of the Predecessor Company’s common stock from $6.47 per share. Compensation expense of $833,269 was recorded for the year ended December 31, 2003, and $3,266,814 for the six-month period ended June 30, 2004, related to these plans. Payments to employees and Directors under these plans were contingent upon the continued employment (or service in the case of the Directors) with the Predecessor Company.

Predecessor Employee Stock Ownership Plan

In November 1995, the Predecessor Company established an employee stock ownership plan, The Wornick Company Employee Stock Ownership Plan, and a trust, The Wornick Company Employee Stock Ownership Trust (“ESOT”), to provide all eligible employees of the Predecessor Company the opportunity to obtain beneficial interests in the stock of the Predecessor Company. The ESOP authorized the ESOT to purchase all of the Predecessor Company’s common stock outstanding, 5 million shares, from the sole shareholder for $34.0 million. The Predecessor Company entered into an agreement with a bank to borrow $34.0 million in connection with the ESOT that was loaned on the same terms to the ESOT.

The loan obligation of the ESOT was considered unearned employee benefit expense and, as such, was recorded as a reduction of the Predecessor Company’s stockholder’s equity. The Predecessor Company contributions were to the ESOT in such amounts as determined by the Predecessor Company’s Board of Directors. The Predecessor Company contributed sufficient amounts to the ESOT that, together with dividends on unallocated shares held by the ESOT and other earnings on ESOT nonstock assets enabled the ESOT to service principal and interest payments on the note payable to the Predecessor Company.

Compensation cost was recognized as shares were committed to be released based on their average fair values. The Predecessor Company recorded compensation costs totaling $7,493,455 for the year ended December 31, 2003, and $2,344,292 for the six-month period ended June 30, 2004. The excess of the current estimated fair value of the shares released over their cost totaled $5,666,366 for the year ended

December 31, 2003, and $1,823,044 for the six-month period ended June 30, 2004 (based upon the shares expected to be released in 2004), and was recorded as an increase to additional paid-in capital.

As long as the loan to the ESOT was outstanding, shares of common stock were to be released and allocated to eligible employees when loan payments are received. The number of shares allocated to participants was a formula based on payroll. The number of shares allocated and unallocated at December 31, 2003, and for the six-month period ended June 30, 2004 (based upon shares expected to be allocated), was as follows:

		Six-Month
		Period Ended
	December 31,	June 30,
	2003	2004

Allocated	3,505,357	3,581,993
Unallocated	1,494,643	1,418,007
	5,000,000	5,000,000

11.                               Members Equity

TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. In connection with completing the Acquisition, certain members of our Operating Company’s management and outside directors received Class B interests, which vest over five years. Pursuant to the terms of the operating agreement governing TWC Holding LLC, the holders of Class B interests are entitled to receive up to 7.875%, in aggregate, of all distributions made by TWC Holding LLC after the holders of Class A interests have received a return of their invested capital provided that the holders of the Class A interests have received an 8% per annum internal rate of return on their invested capital. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of management and directors of the Company, these awards are considered to be compensatory to the Operating Company over the vesting period. The total fair value of the original Class B interests as of their issuance date was determined to be $1,464,000. During the period ended April 2, 2005, certain members of management terminated their employment with Wornick and forfeited their Class B interests. In addition subsequent to October 1, 2005 certain members of management relinquished their Class B interests. As such, previously recognized compensation expense of approximately $78,000 was reversed in the thirteen week period ended April 2, 2005 related to the vesting provisions of these Class B interests. As it relates to members of management that relinquished their Class B interests in November 2005, previously recognized compensation expense of approximately $34,000 was reversed during the thirteen week period ended October 1, 2005.

On April 11, 2005 and November 11, 2005, TWC Holding LLC issued additional Class B membership interests to recently retained senior management of the Wornick. These Class B membership interests will vest over a five year period. Net compensation expense for all Class B membership interests for the year ended December 31, 2005 was approximately $86,000.

12.                               Transactions with Major Customer and Related Party

Major Customer:

The Company’s sales are predominantly derived from the U.S. Government. During the year ended December 31, 2003 and the six-month period ended June 30, 2004, Predecessor sales to the U.S. Government accounted for approximately $284,699,000 and $66,799,000 or 89% and 83% of net revenue respectively. Successor sales to the U.S. Government for the six-month period ended December 31, 2004 and for the year ended December 31, 2005, accounted for approximately $82,955,000 and $209,936,000 or 83% and 81% of net revenue respectively. Approximately $10,132,000 or 73% and $14,025,000 or 73% of net accounts receivable was attributable to this major customer as of December 31, 2004 and 2005, respectively. The loss of all or a substantial portion of our sales to the U.S. Government would have a material adverse effect on our financial position, results of operations and cash flows.

Related Party:

The Operating Company has an agreement with Veritas. Veritas, through TWC Holding LLC owns essentially all of the Operating Company’s common stock. Under the terms of the agreement Veritas provides management and advisory services to the Operating Company for an annual management fee of $300,000. Fees charged under the agreement for the six month period ended December 31, 2004 and year ended December 31, 2005 were $150,000 and $300,000, respectively.

13.                               Commitment and Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

14.                               Operating Segment Information

The Operating Company has two operating segments Right Away Division (“RAD”) and Prepared Foods Division (“PFD”). RAD is located in Texas and primarily sells its product to the U.S. Department of Defense. PFD is located in Ohio and also sells directly to the U.S. Department of Defense as well as to commercial branded food companies and inter-segment sales to RAD. Management evaluates segment performance based on several factors, including operating profit.

The accounting policies of the operating segments are generally the same as those described in Note 3. Inter-segment transactions have been eliminated.

Consistent with the Company’s (and the Predecessor’s) internal management reporting, corporate operations for the Predecessor include investment and interest income, compensation expense for the ESOT, stock and other stock-based compensation plans and overhead costs. Corporate assets primarily include investments in subsidiary guarantors (which are eliminated in consolidation), other investments and goodwill. Other significant noncash items include compensation expense for ESOT shares released and committed to be released as well as compensation expense related to stock options and other stock-based compensation plans.

The Company’s sales by product line for the periods indicated are as follows:

	Predecessor		Successor
		Period from	Period from
		January 1, 2004	July 1, 2004
	Year Ended	to	to	Year Ended
(in thousands of dollars)	December 31, 2003	June 30, 2004	December 31, 2004	December 31, 2005

DOD Sales
Meals Ready-to-Eat	$135,327	$39,078	$59,076	$142,461
Unitized Group Rations	126,996	24,518	18,397	56,079
Tray-Pack	19,469	2,410	4,302	6,278
Military Other	2,907	793	1,180	5,118
Total DOD sales	284,699	66,799	82,955	209,936
Co-manufactured	25,621	10,329	11,990	40,372
Branded	2,203	2,359	2,271	4,627
Other	5,847	1,437	3,165	2,943
	$318,370	$80,924	$100,381	$257,878

Reportable operating segment financial information for the years ended December 31, 2003 and for the six-month periods ended June 30, 2004 and December 31, 2004 and for the year ended December 31, 2005 is as follows:

Operating Segments	Trade Revenue	Inter-segment Revenue	Operating Profit (Loss)	Depreciation/ Amortization	Other Significant Noncash Charges	Total Assets	Capital Expenditures
Right Away Division
2003	268,457,723	—	25,648,073	741,323	—	33,752,073	2,597,137

Six-month period ended June 30, 2004	65,266,652	—	4,274,494	486,473	—	—	773,591

Six-month period ended December 31, 2004	79,631,256	—	3,936,779	1,594,430	—	36,053,360	643,810

2005	203,924,739		35,548,583	2,154,690	—	52,432,775	446,117
Prepared Foods
2003	49,912,436	68,868,033	14,727,466	1,537,156	—	33,119,145	9,922,912

Six-month period ended June 30, 2004	15,657,187	19,815,600	4,413,202	891,518	—	—	1,609,129

Six-month period ended December 31, 2004	20,749,508	30,905,753	5,812,388	4,275,758	—	66,601,215	3,657,288

2005	53,953,666	49,684,667	1,059,477	6,465,951	—	76,876,168	13,166,081
Corporate
2003	—	—	(14,526,556)	21,265	13,691,209	71,719,385	5,945

Six-month period ended June 30, 2004	—	—	(7,975,339)	8,913	6,324,539	—	—

Six-month period ended December 31, 2004	—	—	(1,748,525)	294,942	—	111,269,730	—

2005	—		(12,965,268)	682,800	—	118,161,150
Eliminations
2003	—	(68,868,033)	65,670	—	—	(51,881,906)	—

Six-month period ended June 30, 2004	—	(19,815,600)	—	—	—	—

Six-month period ended December 31, 2004	—	(30,905,753)	—	—	—	(33,402,222)	—

2005	—	(49,684,667)	—	—	—	(82,625,265)

TWC Holding LLC
2003	—	—	—	—	—	—	—

Six-month period ended June 30, 2004	—	—	—	—	—	—	—
Six-month period ended December 31, 2004	—	—	—	—	—	—	—

2005	—	—	(121,833)	335,671	—	46,504,553	—

Total Company
2003	318,370,159	—	25,914,653	2,299,744	13,691,209	86,708,697	12,525,994

Six-month period ended June 30, 2004	80,923,839	—	712,357	1,386,904	6,324,539	—	2,382,720

Six-month period ended December 31, 2004	100,380,764	—	8,000,642	6,165,130	—	180,522,083	4,301,098
2005	257,878,405	—	23,520,959	9,639,112	—	211,349,381	13,612,198

15.                               Condensed Consolidated Financial Information

In connection with financing of the Assets Purchase transaction described in Note 2, the Operating Company issued $125.0 million of Senior Notes due 2011. The notes are general obligations of the Company and are jointly and severally, irrevocably and unconditionally, guaranteed on a senior secured basis by each of the Successor entity’s present and future Subsidiaries (the “Subsidiary Guarantors”). In addition, the terms and conditions of the Senior Subordinated term notes limit the Operating Company’s ability to pay dividends or other payments tot eh Company. In this regard, the net assets of the Operating Company are restricted assets of the Company, as such condensed financial information for TWC Holding LLC is also presented for the applicable periods subsequent to the acquisition.

The following information presents the consolidated balance sheet of the Successor Subsidiary Guarantors at December 31, 2004 and December 31, 2005, the statement of operations of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor for the six-month period ended December 31, 2004 and the year ended December 31, 2005, and the statement of cash flows of the Predecessor for the year ended December 31, 2003 and the six-month period ended June 30, 2004 and of the Successor’s Subsidiary Guarantors for the six-month period ended December 31, 2004 and for the year ended December 31, 2005:

Condensed consolidated balance sheet at December 31, 2004:

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$—	$1,085,474	$2,203,556	$—	$3,289,030
Trade accounts receivable	—	4,413,429	9,442,865	—	13,856,294
Interdivision receivables	—	4,822,266	—	(4,822,266)	—
Inventories	—	10,491,680	13,640,436	—	24,132,116
Prepaid expenses and other current assets	—	246,316	284,790	—	531,106
Deferred taxes	—	847,442	—	—	847,442
Total current assets	—	21,906,607	25,571,647	(4,822,266)	42,655,988

Investments in subsidiary guarantors	37,623,477	28,579,956	—	(66,203,433)	—
Property and equipment, net	—	25,845,617	6,948,622	—	32,794,239
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	18,434,375	3,388,335	21,822,710
Other noncurrent assets	—	5,531,183	144,756	—	5,675,939
Total assets	$37,623,477	$177,870,945	$36,053,360	$(71,025,699)	$180,522,083
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$—	$4,556,681	$1,611,145	$—	$6,167,826
Interdivision payables	—	101,605	4,720,661	(4,822,266)	—
Accrued expenses	—	1,980,848	1,141,598	—	3,122,446
Accrued interest	—	6,796,875	—	—	6,796,875
Taxes payable	—	51,950	—	—	51,950
Total current liabilities	—	13,487,959	7,473,404	(4,822,266)	16,139,097

Deferred tax liabilities	$—	$1,759,509	—	—	$1,759,509
Long-term debt, excluding current maturities	—	125,000,000	—	—	125,000,000
Total liabilities	—	140,247,468	7,473,404	(4,822,266)	142,898,606
Stockholder’s equity
Members Equity	37,500,000	—	—	—	37,500,000
Additional paid-in capital	146,400	37,646,400	26,624,729	(64,271,129)	146,400
Retained earnings/(deficit)	(22,923)	(22,923)	1,955,227	(1,932,304)	(22,923)
Total member’s equity/(deficit)	37,623,477	37,623,477	28,579,956	(66,203,433)	37,623,477
Total liabilities and member’s
equity	$37,623,477	$177,870,945	$36,053,360	$(71,025,699)	$180,522,083

Condensed consolidated balance sheet at December 31, 2005:

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,973	$509,176	$16,821,585	$—	$17,334,734
Trade accounts receivable	—	4,891,849	14,294,964	—	19,186,813
Interdivision receivables	—	3,784,303	(3,784,303)	—	—
Inventories	—	12,043,759	15,910,537	—	27,954,296
Prepaid expenses and other current assets	4,270	234,304	391,671	—	630,245
Deferred income taxes	—	1,403,035	—	—	1,403,035
Total current assets	8,242	22,866,426	43,634,454	—	66,509,122

Investments in subsidiary guarantors	44,326,348	38,298,917	—	(82,625,265)	—
Property and equipment, net	—	36,850,845	6,063,382	—	42,914,227
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	14,563,125	2,565,002	—	17,128,127
Other noncurrent assets	2,169,963	4,884,798	169,937	—	7,224,698
Total assets	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$97,600	$9,743,912	$10,058,538	$—	$19,900,050
Accrued expenses	—	4,256,450	4,075,320	—	8,331,770
Accrued interest	—	6,276,896	—	—	6,276,896
Taxes payable	—	977,237	—	—	977,237
Total current liabilities	97,600	21,254,495	14,133,858	—	35,485,953

Deferred income taxes and other liabilities	$—	$4,456,475	—	—	$4,456,475
Long-term debt, excluding current maturities	29,335,507	125,000,000	—	—	154,335,507
Total liabilities	29,433,107	150,710,970	14,133,858	—	194,277,935
Member’s equity
Members Equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	232,680	37,732,680	26,624,729	(64,357,409)	232,680
Retained earnings/(deficit)	2,800,759	6,593,668	11,674,188	(18,267,856)	2,800,759
Total member’s equity/(deficit)	17,071,446	44,326,348	38,298,917	(82,625,265)	17,071,446
Total liabilities and member’s equity	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381

Condensed consolidated statement of operations for the year ended December 31, 2003:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$118,780,469	$268,457,723	$(68,868,033)	$318,370,159
Cost of sales	97,612,502	236,768,499	(68,933,703)	265,447,298
Gross profit	21,167,967	31,689,224	65,670	52,922,861
Selling, general and administrative expenses	20,967,057	6,041,151	—	27,008,208
Operating profit	200,910	25,648,073	65,670	25,914,653
Other income (expense)
Interest income	163,258	81,107	—	244,365
Interest expense	(464,460)	(72,565)	—	(537,025)
Executive/administration (income) expense	(1,366,112)	1,366,112	—	—
Other income, net	—	979,813	—	979,813
Equity in earnings of subsidiary guarantors	28,022,060	—	(28,022,060)	—
Total other income	26,354,746	2,354,467	(28,022,060)	687,153
Income before income taxes	26,555,656	28,002,540	(27,956,390)	26,601,806
Income tax expense (benefit)	458,618	(19,520)	—	439,098
Net income	$26,097,038	$28,022,060	$(27,956,390)	$26,162,708

Condensed consolidated statement of operations for the six-month period ended June 30, 2004:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Net sales	$35,472,787	$65,266,652	$(19,815,600)	$80,923,839
Cost of sales	28,838,375	58,730,107	(19,815,600)	67,752,882
Gross profit	6,634,412	6,536,545	—	13,170,957
Selling, general and administrative expenses	10,196,549	2,262,051	—	12,458,600
Operating (loss) profit	(3,562,137)	4,274,494	—	712,357
Other income (expense)
Interest income	483,029	23,524	—	506,553
Interest expense	(95,403)	(4,388)	—	(99,791)
Executive/administration income (expense)	483,000	(483,000)	—	—
Other income, net	92,912	276,362	—	369,274
Equity in earnings of subsidiary guarantors	4,086,992	—	(4,086,992)	—
Total other income (expense)	5,050,530	(187,502)	(4,086,992)	776,036
Income before income taxes	1,488,393	4,086,992	(4,086,992)	1,488,393
Income tax expense	41,052	—	—	41,052
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341

Condensed consolidated statement of operations for the six-month period ended December 31, 2004:

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$51,655,261	$79,631,256	$(30,905,753)	$100,380,764
Cost of sales	—	41,254,642	72,958,916	(30,905,753)	83,307,805
Gross profit	—	10,400,619	6,672,340	—	17,072,959
Selling, general and administrative expenses	—	6,336,756	2,735,561	—	9,072,317
Operating profit	—	4,063,863	3,936,779	—	8,000,642
Other income (expense)
Interest income	—	3,931	83,098	—	87,029
Interest expense	—	(7,128,614)	(21,867)	—	(7,150,481)
Executive/administration income (expense)	—	2,252,162	(2,252,162)	—	—
Other (expense) income, net	—	(205,475)	209,379	—	3,904
Equity in earnings of subsidiary guarantors	(22,923)	1,955,227	—	(1,932,304)	—
Total other income (expense)	(22,923)	(3,122,769)	(1,981,552)	(1,932,304)	(7,059,548)
Income before income taxes	(22,923)	941,094	1,955,227	(1,932,304)	941,094
Income tax expense	—	964,017	—	—	964,017
Net income	$(22,923)	$(22,923)	$1,955,227	$(1,932,304)	$(22,923)

Condensed consolidated statement of operations for the year ended December 31, 2005:

		Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$103,638,333	$203,924,739	$(49,684,667)	$257,878,405
Cost of sales	—	97,490,824	163,090,771	(49,684,667)	210,896,928
Gross profit	—	6,147,509	40,833,968	—	46,981,477
Selling, general and administrative expenses	121,833	18,053,300	5,285,385	—	23,460,518
Operating profit	(121,833)	(11,905,791)	35,548,583	—	23,520,959
Other income (expense)
Interest income	—	36,156	173,720	—	209,876
Interest expense	(3,671,076)	(14,402,144)	(94)	—	(18,073,314)
Executive/administration income (expense)	—	26,153,051	(26,153,051)	—	—
Other (expense) income, net	—	(350,830)	149,803	—	(201,027)
Equity in earnings of subsidiary guarantors	6,616,591	9,718,961	—	(16,335,551)	1
Total other income (expense)	2,945,515	21,155,194	(25,829,622)	(16,335,551)	(18,064,464)
Income before income taxes	2,823,682	9,249,403	9,718,961	(16,335,551)	5,456,495
Income tax expense	—	2,632,812	—	—	2,632,812
Net income	$2,823,682	$6,616,591	$9,718,961	$(16,335,551)	$2,823,683

Condensed consolidated statement of cash flows for the year ended December 31, 2003:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$26,097,038	$28,022,060	$(27,956,390)	$26,162,708
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	1,558,421	741,323	—	2,299,744
Equity in earnings of subsidiary guarantors	(28,022,060)	—	28,022,060	—
Loss on disposal of assets	—	10,648	—	10,648
Deferred income tax expense	181,500	—	—	181,500
Compensation expense for Employee
Stock Ownership Trust shares released and committed to be released	7,493,455	—	—	7,493,455
Compensation expense for stock options	5,364,485	—	—	5,364,485
Other stock-based compensation plan expense	833,269	—	—	833,269
Changes in assets and liabilities
Trade accounts receivable	4,316,218	(6,207,319)	—	(1,891,101)
Interdivisional receivables/payables, net	12,088,743	(12,088,743)	—	—
Inventories	1,254,049	(2,081,429)	(65,670)	(893,050)
Prepaid expenses and other current assets	(463,684)	(55,657)	—	(519,341)
Other noncurrent asset	(222,320)	(20,009)	—	(242,329)
Trade accounts payable and accrued expenses	(3,028,697)	(946,432)	—	(3,975,129)
Taxes payable	(6,635)	(266,712)	—	(273,347)
Net cash provided by operating activities	27,443,782	7,107,730	—	34,551,512

Cash flows from investing activities
Payments received on notes receivable	810,705	—	—	810,705
Proceeds from the sale of investments	1,000,000	2,000,000	—	3,000,000
Purchase of investments	(8,993,000)	—	—	(8,993,000)
Capital expenditures	(9,928,857)	(2,597,137)	—	(12,525,994)
Net cash used in investing activities	(17,111,152)	(597,137)	—	(17,708,289)

Cash flows from financing activities
Change in book overdraft	—	587,080	—	587,080
Net decrease in the line of credit	(5,500,000)	(3,900,000)	—	(9,400,000)
Proceeds from issuance of long-term debt	—	61,653	—	61,653
Principal payments on long-term debt	(3,830,582)	(13,078)	—	(3,843,660)
Net cash used in financing activities	(9,330,582)	(3,264,345)	—	(12,594,927)
Net increase in cash and cash equivalents	1,002,048	3,246,248	—	4,248,296
Cash and cash equivalents
Beginning of year	650,522	391,849	—	1,042,371
End of year	$1,652,570	$3,638,097	$—	$5,290,667

Condensed consolidated statement of cash flows for the six-month period ended June 30, 2004:

	Predecessor
	Parent	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$1,447,341	$4,086,992	$(4,086,992)	$1,447,341
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	900,431	486,473	—	1,386,904
Equity in earnings of subsidiary guarantors	(4,086,992)	—	4,086,992	—
Compensation expense for Employee
Stock Ownership Trust shares released and committed to be released	2,344,292	—	—	2,344,292
Compensation expense for stock options	713,433	—	—	713,433
Other stock-based compensation expense	3,266,814	—	—	3,266,814
Stock compensation plans	(4,270,995)	—	—	(4,270,995)
Changes in assets and liabilities
Trade accounts receivable	(1,294,593)	2,484,055	—	1,189,462
Interdivisional receivables/payables, net	3,768,359	(3,768,359)	—	—
Inventories	(1,351,831)	(3,341,244)	—	(4,693,075)
Prepaid expenses and other current assets	7,032	155,117	—	162,149
Other noncurrent asset	(36,950)	(19,951)	—	(56,901)
Trade accounts payable and accrued expenses	59,727	(2,020,934)	—	(1,961,207)
Net cash provided by (used in) operating activities	1,466,068	(1,937,851)	—	(471,783)
Cash flows from investing activities
Payments received on notes receivable	610,100	—	—	610,100
Proceeds from the sale of investments	19,988,514	—	—	19,988,514
Purchases of investments	(30,007,514)	—	—	(30,007,514)
Capital expenditures	(1,609,129)	(773,591)	—	(2,382,720)
Net cash used in investing activities	(11,018,029)	(773,591)	—	(11,791,620)
Cash flows from financing activities
Change in book overdraft	990,692	(747,665)	—	243,027
Net increase in the line of credit	8,700,000	—	—	8,700,000
Principal payments on long-term debt	(618,096)	(11,209)	—	(629,305)
Net cash provided by (used in) financing activities	9,072,596	(758,874)	—	8,313,722
Net decrease in cash and cash equivalents	(479,365)	(3,470,316)	—	(3,949,681)
Cash and cash equivalents
Beginning of period	1,652,570	3,638,097	—	5,290,667
End of period	$1,173,205	$167,781	$—	$1,340,986

Condensed consolidated statement of cash flows for the six-month period ended December 31, 2004:

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$(22,923)	$(22,923)	$1,955,227	$(1,932,304)	$(22,923)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation of property and equipment	—	1,020,194	735,667	—	1,755,861
Amortization of intangibles	—	1,935,624	411,666	—	2,347,290
Amortization of step-up in inventory	—	1,319,940	447,097	—	1,767,037
Amortization of bond issuance cost	—	294,942	—	—	294,942
Equity in earnings of subsidiary guarantors	22,923	(1,955,227)	—	1,932,304	0
Loss on disposal of assets	—	71,500	—	—	71,500
Compensation expense for stock options	—	146,400	—	—	146,400
Deferred tax liability	—	912,067	—	—	912,067
Changes in assets and liabilities
Trade accounts receivable	—	(4,413,429)	(9,442,865)	—	(13,856,294)
Interdivisional receivables/payables, net	—	(4,720,661)	4,720,661	—	—
Inventories	—	(393,221)	1,556,844	—	1,163,623
Prepaid expenses and other current assets	—	(246,316)	(284,791)	—	(531,107)
Other noncurrent asset	—	(57,230)	(4,883)	—	(62,113)
Trade accounts payable and accrued					—
expenses	—	6,537,529	2,752,743	—	9,290,272
Accrued bond cost and LOC interest	—	6,796,875	—	—	6,796,875
Taxes payable	—	51,950	—	—	51,950
Net cash provided by operating activities	—	7,278,014	2,847,366	—	10,125,380
Cash flows from investing activities
Business acquired	—	(165,035,252)	—	—	(165,035,252)
Investment in subsidiary stock	(37,500,000)	0	0	37,500,000	0
Capital expenditures	—	(3,657,288)	(643,810)	—	(4,301,098)
Net cash used in investing activities	—	(168,692,540)	(643,810)	—	(169,336,350)
Cash flows from financing activities
Proceeds from issuance of long-term debt	—	125,000,000	—	—	125,000,000
Proceeds from issuance of common stock	37,500,000	37,500,000	—	(37,500,000)	37,500,000
Net cash provided by financing activities	—	162,500,000	—	—	162,500,000
Net increase in cash and cash equivalents	—	1,085,474	2,203,556	—	3,289,030
Cash and cash equivalents
Beginning of period	—	—	—	—	—
End of period	$—	$1,085,474	$2,203,556	$—	$3,289,030

Condensed consolidated statement of cash flows for the year ended December 31, 2005:

	Successor
	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net income	$2,823,682	$6,616,591	$9,718,961	$(16,335,552)	$2,823,682
Adjustments to reconcile net income to net cash provided by operating activities
Equity in earnings of subsidiary guarantors	(6,616,591)	(9,718,961)	—	16,335,552	—
Depreciation of property and equipment	—	2,594,701	1,331,357	—	3,926,058
Amortization of intangibles	—	3,871,250	823,333	—	4,694,583
Amortization of bond issuance cost	335,671	682,800	—	—	1,018,471
Deferred tax liability	—	1,707,525	—	—	1,707,525
Interest expense on Senior PIK Notes	3,335,508				3,335,508
Compensation expense for stock options	—	86,280	—	—	86,280
Changes in assets and liabilities
Trade accounts receivable	—	(478,420)	(4,852,099)	—	(5,330,519)
Interdivisional receivables/payables, net	—	936,358	(936,358)	—	—
Inventories	—	(1,552,079)	(2,270,101)	—	(3,822,180)
Prepaid expenses and other current assets	(4,270)	12,012	(106,881)	—	(99,139)
Other noncurrent asset	—	(36,415)	(25,181)	—	(61,596)
Trade accounts payable and accrued
expenses	97,600	7,462,833	11,381,115	—	18,941,548
Accrued bond cost and LOC interest	—	(519,979)	—	—	(519,979)
Taxes payable	—	925,287	—	—	925,287
Net cash provided by operating activities	(28,400)	12,589,783	15,064,146	—	27,625,529
Cash flows from investing activities
Capital expenditures	—	(13,166,081)	(446,117)	—	(13,612,198)
Net cash (used in) investing activities	—	(13,166,081)	(446,117)	—	(13,612,198)
Cash flows from financing activities
Proceeds from issuance of Senior PIK Notes	26,000,000	—	—	—	26,000,000
Capitalized bond issuance cost	(2,505,634)	—	—	—	(2,505,634)
Return of Capital payments	(23,461,993)	—	—	—	(23,461,993)
Net cash provided by financing activities	32,373	—	—	—	32,373
Net increase in cash and cash equivalents	3,973	(576,298)	14,618,029	—	14,045,704
Cash and cash equivalents
Beginning of period	—	1,085,474	2,203,556	—	3,289,030
End of period	$3,973	$509,176	$16,821,585	$—	$17,334,734

16. Subsequent Event

On February 6, 2006, we announced our intentions to discontinue assembly operations at our McAllen, Texas facility and shift all operations to our Cincinnati, Ohio facility. In connection with this initiative we anticipate recording approximately $13.0 million of cost in 2006, of which $3.0 million will be non-cash expenses.