Form 10-Q
period 2006-07-01
TWC Holding LLC
filed 2006-08-15
CIK 1326531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 333-124826

TWC Holding LLC

(Exact name of registrant as specified in its charter)

Delaware	59-3781176
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

4701 Creek Road, Suite 200, Cincinnati, Ohio	45242
(Address of principal executive offices)	(Zip code)

(513) 794-9800

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of The Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes    ☒  No

The Registrant has two classes of membership interests. As of August 5, 2006, Veritas Capital Management II, L.L.C. held 94.7% of the class A membership interests and the remaining interests were held by various persons or entities.

TWC HOLDING LLC
Table of Contents

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements.

TWC HOLDING LLC

Consolidated Balance Sheets

(Unaudited)

	December 31, 2005	July 1, 2006

Assets
Current assets
Cash and cash equivalents	$17,334,734	$3,973
Trade accounts receivable, net	19,186,813	17,619,266
Inventories	27,954,296	29,937,978
Prepaid expenses and other current assets	630,244	939,647
Deferred income taxes	1,403,035	654,611
Total current assets	66,509,122	49,155,475
Property and equipment, net	42,914,227	45,782,697
Goodwill	77,573,207	77,573,207
Intangible assets, net	17,128,127	14,780,836
Other noncurrent assets	7,224,698	6,414,706
Total assets	$211,349,381	$193,706,921
Liabilities and Members' Equity
Current liabilities
Book overdrafts	$—	$4,730,888
Trade accounts payable	19,900,050	13,912,741
Accrued expenses	8,331,770	5,603,467
Accrued interest	6,276,896	6,305,990
Taxes payable	977,237	—
Total current liabilities	35,485,953	30,553,086
Line of credit	—	2,800,000
Deferred income taxes	4,022,627	4,223,628
Other liabilities	433,848	706,490
Long-term debt	154,335,507	156,347,708
Total liabilities	194,277,935	194,630,912
Members’ equity
Members’ interest	14,038,007	14,038,007
Additional paid-in capital	232,680	275,264
Retained earnings (deficit)	2,800,759	(15,237,262)
Total members’ equity(deficit)	17,071,446	(923,991)
Total liabilities and members’ equity	$211,349,381	$193,706,921

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC

Consolidated Statements of Operations

(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006

Net sales	$44,392,948	$52,722,928	$103,225,163	$118,473,616
Cost of sales	36,418,430	48,718,980	88,801,955	109,997,421
Gross profit	7,974,518	4,003,948	14,423,208	8,476,195
Selling, general and administrative expenses	4,702,290	8,421,819	9,554,540	16,433,121
Operating profit (loss)	3,272,228	(4,417,871)	4,868,668	(7,956,926)
Other income (expense)
Interest income	65,153	—	98,934	63,369
Interest expense	(4,590,684)	(4,712,935)	(8,703,720)	(9,040,068)
Other expense, net	(107,664)	(511)	(27,225)	(154,973)
Total other expense	(4,633,195)	(4,713,446)	(8,632,011)	(9,131,672)
Loss before income taxes	(1,360,967)	(9,131,317)	(3,763,343)	(17,088,598)
Provision for income taxes	404,050	486,795	960,170	949,425
Net loss	$(1,765,017)	$(9,618,112)	$(4,723,513)	$(18,038,023)

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC

Consolidated Statements of Cash Flows

(Unaudited)

	Twenty-Six Weeks Ended
	July 2, 2005	July 1, 2006
Cash flows from operating activities
Net loss	$(4,723,513)	$(18,038,023)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of property and equipment	1,911,292	4,069,858
Amortization of intangibles and bond issue cost	2,836,420	2,547,950
Deferred tax asset	—	748,424
Deferred tax liability	912,000	201,001
Payment-in-kind interest	846,552	1,834,573
Compensation expense for stock options	9,983	42,584
Changes in assets and liabilities
Trade accounts receivable	2,023,183	1,567,547
Inventories	2,849,734	(1,983,682)
Prepaid expenses and other current assets	(419,143)	(309,401)
Other noncurrent assets	(38,625)	803,030
Trade accounts payable and accrued expenses	891,032	(8,715,612)
Book overdraft	—	4,730,888
Accrued bond interest		29,094
Taxes payable	(51,950)	(977,237)
Other liabilities	—	272,642
Net cash provided by (used in) operating activities	7,046,965	(13,176,364)
Cash flows from investing activities
Capital expenditures	(7,185,684)	(6,954,397)
Net cash used in investing activities	(7,185,684)	(6,954,397)
Cash flows from financing activities
Capitalized bond issuance cost	(2,590,612)	—
Borrowings on line of credit	—	9,500,000
Payments on line of credit	—	(6,700,000)
Proceeds from issuance of Senior PIK Notes	26,000,000	—
Return of Capital	(23,461,993)	—
Net cash (used in) provided by financing activities	(52,605)	2,800,000
Net decrease in cash and cash equivalents	(191,324)	(17,330,761)
Cash and cash equivalents
Beginning of period	3,289,030	17,334,734
End of period	$3,097,706	$3,973

The accompanying notes are an integral part of these consolidated financial statements.

TWC Holding LLC

Notes to Unaudited Consolidated Financial Statements

1.      Description of Business

TWC Holding LLC (the “Company”) and its wholly owned subsidiaries The Wornick Company, a Delaware corporation (“Wornick” or the “Operating Company”) and TWC Holding Corp were formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (collectively “Veritas”). Wornick and Veritas entered into an Asset Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation, that was consummated on June 30, 2004 (the “Acquisition Date”), and that resulted in the purchase by the Company and its subsidiaries, and in the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries. TWC Holding Corp. has no operations or assets and de minimus equity and was formed for the purpose of being a co-issuer of the Senior PIK Notes described in Note 6 to the unaudited consolidated financial statements.

The Company, through Wornick, produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense (the “DoD”) and commercial customers, as well as for its own consumer-branded products. The Company supplies to the DoD Meals Ready-to-Eat ("MREs"), Unitized Group Rations-A ("UGR-As") and the polymeric trays used in the Unitized Group Rations-Heat & Serve program.

The Company has two operating segments: the Right Away Division (“RAD”) and the Prepared Foods Division (“PFD”). RAD is located in Texas and primarily sells its product to the DoD. PFD is located in Ohio and also sells directly to the DoD as well as to commercial branded food companies and inter-segment sales to RAD.

2.      Basis of Presentation

The accompanying unaudited interim consolidated financial statements, also referred to as our interim or unaudited “consolidated financial statements,” have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, they do not include all of the information and footnotes normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the interim consolidated financial statements reflect all adjustments of a normal recurring nature considered necessary for a fair presentation of the results for the periods presented. Operating results for interim periods are not necessarily indicative of results that may be expected for the fiscal year as a whole. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures at the date of the financial statements and during the reporting period. Actual amounts could differ from these estimates. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2006.

Following are the dates represented by each period reported in these financial statements:

“Thirteen Weeks Ended July 2, 2005":  April 3, 2005 – July 2, 2005

“Thirteen Weeks Ended July 1, 2006":  April 2, 2006 – July 1, 2006
"Twenty-Six Weeks Ended July 2, 2005":  January 1, 2005 – July 2, 2005

"Twenty-Six Weeks Ended July 1, 2006":  January 1, 2006 – July 1, 2006.

3.      Restructuring and Other Related Charges

On February 6, 2006, Wornick announced plans to relocate the assembly operations of its RAD in McAllen, Texas to the Company’s Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify logistics and reduce cost and delivery times to customers. The Company anticipates that its consolidation will be completed at the end of the third quarter of 2006.

The Company anticipates that total pretax charges incurred to complete the restructuring will be approximately $4.1 million. Of the $4.1 million, $1.3 million will be paid out to the 244 employees (under pay-to-stay severance arrangements) currently located at the McAllen, Texas assembly facilities. We anticipate that all of these employees will be terminated upon completion of the consolidation. The remaining expenses are related to accelerated depreciation on property and equipment of approximately $2.8 million, which the Company anticipates will be abandoned upon its exit from the McAllen facilities.

During the thirteen weeks and twenty-six weeks ended July 1, 2006, the Company recorded total pretax charges of $1,546,946, and $2,733,031, respectively, all of which was recorded in the RAD segment. Of the $1,546,946 and $2,733,031 in pretax charges, $530,207 and $883,678 were included in selling, general and administrative expense, during the thirteen and twenty-six weeks ended July 1, 2006, respectively. These costs were incurred for pay-to-stay severance arrangements for employees, none of whom had been terminated as of July 1, 2006, and $1,016,739 and $1,849,353, for the thirteen and twenty-six weeks ended July 1, 2006 respectively, were related to accelerated depreciation on assets to be abandoned included in cost of sales.

A summary of the costs incurred relating to the restructuring plan is as follows:

			Non-Cash
	12/31/2005	Charges	Charges	Payments	7/1/2006
Asset write-downs	$—	$1,849,353	$(1,849,353)	$—	$—
Employee cost	—	883,678	—	—	883,678
Remaining Liability	$—	$2,733,031	$(1,849,353)	$—	$883,678

4.      Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	December 31,	July 1,
	2005	2006
Raw materials	$17,389,308	$19,151,020
Work in process	1,593,696	2,453,442
Finished goods	8,971,292	8,333,516
	$27,954,296	$29,937,978

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	December 31,	July 1,
	2005	2006
Leasehold improvements	$1,784,800	$3,561,367
Machinery and equipment	30,166,266	45,200,261
Office equipment, fixtures and vehicles	2,640,021	3,054,132
Construction in progress	14,005,059	3,718,714
	48,596,146	55,534,474
Less: Accumulated depreciation and amortization	5,681,919	9,751,777
	$42,914,227	$45,782,697

Depreciation expense for the twenty-six weeks ended July 2, 2005 and July 1, 2006 was approximately $1,911,000 and $4,070,000, respectively. (See Note 3 for further details regarding accelerated depreciation charges.)

5.      Intangible Assets

In connection with the Acquisition described in Note 1, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date. The original value of these contracts was $24,170,000, and their useful lives range from three to eight years. Aggregate accumulated amortization of intangibles at December 31, 2005 and July 1, 2006 amounted to $7,041,873 and $9,389,164, respectively. Expense related to amortization of intangible assets for the twenty-six weeks ended July 1, 2006 amounted to $2,347,291.

Scheduled amortization of these assets is as follows:

July 2, 2006 through December 31, 2006	$2,347,289
2007	4,627,918
2008	4,856,248
2009	2,421,226
2010	496,296
Thereafter	31,859
$14,780,836

6.      Notes Payable and Long-term Debt

	December 31,	July 1,
	2005	2006
Revolving loan agreement, due 2009, (7.25% and 8.25% at December 31, 2005 and July 1, 2006, respectively)	$—	$2,800,000

10-7/8% Senior secured notes, due 2011	125,000,000	125,000,000

13-7/8% Senior PIK notes, due 2011	29,335,507	31,347,708

Less: Current maturities	—	—
Long-term debt, excluding current maturities	$154,335,507	$159,147,708

The Operating Company also has a revolving loan agreement (the Revolving Loan Agreement”) that provides the Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon the occurrence of certain events. Amounts outstanding under the Revolving Loan Agreement ($0 at December 31, 2005 and $2,800,000 at July 1, 2006) are due June 30, 2009 and amounts outstanding are subject to limitations as determined by a calculated borrowing base. As of August 12, 2006, we had outstanding borrowings of $12.0 million against the Revolving Loan Agreement. Our most recent calculation of our borrowing base suggests we have sufficient assets to support the full $25.0 million borrowing available under the Revolving Loan Agreement, including the additional $10.0 million revolving credit facilities.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (7.25% at December 31, 2005 and 8.25% at July 1, 2006) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company and its subsidiaries. The lien on such collateral is senior to the lien on the collateral that secures the 10-7/8% senior secured notes (the “Senior Secured Notes”). Interest expense incurred on the Senior Secured Notes and the Revolving Loan Agreement for the twenty-six weeks ended July 1, 2006 was $6,832,933 and $17,306, respectively.

The Senior Secured Notes are collateralized by substantially all assets and other property of the Company and its subsidiaries. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. Interest on the Senior Secured Notes is payable semi-annually.

Amounts due under the Senior Secured Notes and the Revolving Loan Agreement are subject to an intercreditor agreement. The Company is required to meet certain financial covenants related primarily to minimum working capital amounts, minimum working capital ratios, minimum profitability and minimum net worth calculations. As of July 1, 2006, we were in compliance with all financial covenants.  However, based on our most recent financial forecast, it is possible that we could violate one or more of our financial covenants at December 31, 2006.  A violation of our financial covenants on either the intercreditor agreement or our Revolving Loan Agreement could cause us to be in default on our other agreements, including the indentures governing our Senior Secured Notes and the Senior PIK Notes of our Parent Company.  In the event we were to violate any of our financial covenants, we would seek to resolve the issue either by satisfying the covenant within the allotted period or by obtaining the appropriate waivers.  If we are unable to mitigate the covenant violation within the allotted period or unable to obtain waivers, the outstanding debt on the Senior Secured Notes and the Revolving Loan Agreement would become payable.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued our 13.875% senior PIK notes due 2011, (the “Senior PIK Notes,”) in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of the Company and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK Notes. The Senior PIK Notes limit the Company’s ability to incur additional indebtedness, to pay dividends or make other distributions, to make certain investments and to sell certain assets or merge with or into other companies. Because we are a holding company with no operations, because we have only our investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK Notes upon their maturity. Interest expense incurred on the Senior PIK Notes for the thirteen and twenty-six week periods ended July 1, 2006 was $1,128,945 and $2,189,829, respectively.

7.      Income Taxes

The Operating Company provides for income taxes utilizing the asset liability method, whereby current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount management believes is more likely than not to be realized in future tax returns. Tax rate changes are reflected in the period such changes are enacted. The Company recorded additional valuation allowances on deferred tax assets of approximately $3,022,000 and $6,338,000, respectively, for the thirteen and twenty-six weeks ended July 1, 2006, due to the indefinite reversal period related to goodwill amortization.

8.      Share-Based Compensation Plan

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004) “Share-Based Payments” (“SFAS No. 123R”), using the prospective adoption method, which requires the application of the accounting standard on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption, January 1, 2006. The adoption of this new accounting standard had no impact on the company’s consolidated financial statements for the thirteen and twenty-six weeks ended July 1, 2006 since there were no new awards issued or modified during this period.

TWC Holding LLC has two classes of membership interests, Class A interests and Class B interests. Certain members of our Operating Company management and outside directors have received Class B interests. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of our Operating Company's management and directors of the Operating Company, these awards are considered to be compensatory to the Operating Company over the vesting period. Compensation expense related to these awards was $815 and $42,584, respectively, for the thirteen and twenty-six weeks ended July 1, 2006. For the thirteen weeks ended July 1, 2006, these compensation arrangements resulted in a benefit of $59,780 due to the recapture of previously expensed amounts that resulted from the employment terminations of certain management members during the period.

9.      Operating Segment Information

The Operating Company has two operating segments: the RAD and PFD. RAD is located in Texas and primarily sells its product to the DoD. PFD is located in Ohio and also sells directly to the DoD as well as to commercial branded food companies and inter-segment sales to RAD. Management evaluates segment performance based on several factors, including operating profit.

During the twenty-six weeks ended July 1, 2006, the RAD segment incurred approximately $2,733,000 of restructuring related charges.

The Company’s net sales by product line for the periods indicated are as follows:

	(Unaudited)		(Unaudited)
	Thirteen Weeks Ended		Twenty-Six Weeks Ending
(in thousands of dollars)	July 2, 2005	July 1, 2006	July 2, 2005	July 1, 2006
DoD Net sales
Meals Ready-to-Eat (“MRE”)	$25,072	$19,090	$58,765	$52,069
Unitized Group Rations-A (“UGR-A”)	7,715	9,784	22,300	26,116
Military Other	2,286	1,727	3,534	2,395
Total DoD net sales	35,073	30,601	84,599	80,580
Co-manufactured	8,570	21,699	16,774	36,089
Specialty and other	750	423	1,852	1,805
	$44,393	$52,723	$103,225	$118,474

During the twenty-six weeks ended July 2, 2005 and July 1, 2006, the Company had one major customer, which accounted for approximately $84,599,000 and $80,580,000, or 82.0% and 68%, of net revenue, respectively. Approximately $7,613,000, or 64.3%, and $7,021,000, or 40.2%, of net receivables were attributable to this customer at July 2, 2005 and July 1, 2006, respectively.

Unaudited reportable operating segment financial information for the thirteen weeks ended July 2, 2005 and July 1, 2006 is as follows:

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
July 2, 2005	$33,627,700	$—	$7,190,901	$532,591	$32,928,896	$19,380
July 1, 2006	30,173,993	—	2,733,877	1,394,009	33,038,703	103,626
Prepared Foods
July 2, 2005	10,765,248	7,465,984	(2,828,248)	1,604,553	62,982,950	5,364,617
July 1, 2006	22,548,935	5,359,891	105,174	1,965,985	87,755,366	4,940,350
Corporate
July 2, 2005	—	—	(1,017,519)	170,700	112,499,592	—
July 1, 2006	—	—	(7,256,922)	155,224	94,086,798	—
Eliminations
July 2, 2005	—	(7,465,984)	—	—	(65,547,191)	—
July 1, 2006	—	(5,359,891)	—	—	(51,597,663)	—
TWC Holding LLC
July 2, 2005	—	—	(72,906)	102,787	37,232,485	—
July 1, 2006	—	—	—	84,631	30,423,717	—
Total Company
July 2, 2005	44,392,948	—	3,272,228	2,410,631	180,096,732	5,383,997
July 1, 2006	52,722,928	—	(4,417,871)	3,599,849	193,706,921	5,043,976

Included in the total assets of the Corporate segment is approximately $77.5 million of goodwill, which is tested annually for impairment.  The recoverability of goodwill is based upon the fair value of the reporting segments, which is determined by a discounted cash flow analysis.  For our analysis, goodwill was allocated to RAD and PFD at the Acquisition Date in the respective amounts of $28.9 million and $48.6 million.  The Company has completed its annual impairment test of goodwill and has determined that there was no impairment at December 31, 2005. We are unaware of any events that may have triggered the need for an interim assessment between our assessment date and issuance of our Form 10-Q for the twenty-six weeks ended July 1, 2006.

Unaudited reportable operating segment financial information for the twenty-six weeks ended July 2, 2005 and July 1, 2006 is a follows:

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
July 2, 2005	$82,595,537	$—	$12,077,800	$1,064,279	$32,928,896	$175,325
July 1, 2006	80,516,265	—	6,436,972	2,760,175	33,038,703	103,839
Prepared Foods
July 2, 2005	20,629,626	20,119,597	(5,064,532)	3,194,305	62,982,950	7,010,359
July 1, 2006	37,957,351	16,579,594	(671,394)	3,656,974	87,755,366	6,850,558
Corporate
July 2, 2005	—	—	(2,071,694)	341,400	112,499,592	—
July 1, 2006	—	—	(13,718,234)	23,031	94,086,798	—
Eliminations
July 2, 2005	—	(20,119,597)	—	—	(65,547,191)	—
July 1, 2006	—	(16,579,594)	—	—	(51,597,663)	—
TWC Holding LLC						—
July 2, 2005	—	—	(72,906)	147,728	37,232,485	—
July 1, 2006	—	—	(4,270)	177,628	30,423,717	—
Total Company
July 2, 2005	103,225,163	—	4,868,668	4,747,712	180,096,732	7,185,684
July 1, 2006	118,473,616	—	(7,956,926)	6,617,808	193,706,921	6,954,397

10.   Consolidating Financial Information

The following information presents the unaudited consolidating balance sheets at December 31, 2005 and July 1, 2006, the unaudited consolidating statements of operations for the thirteen and twenty-six weeks ended July 2, 2005 and July 1, 2006, the unaudited consolidating statements of cash flows for the twenty-six weeks ended July 2, 2005 and July 1, 2006, respectively.

Consolidating balance sheet at December 31, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,973	$509,176	$16,821,585	$—	$17,334,734
Trade accounts receivable	—	4,891,849	14,294,964	—	19,186,813
Interdivision receivables	—	3,784,303	(3,784,303)	—	—
Inventories	—	12,043,759	15,910,537	—	27,954,296
Prepaid expenses and other current assets	4,269	234,304	391,671	—	630,244
Deferred income taxes	—	1,403,035	—	—	1,403,035
Total current assets	8,242	22,866,426	43,634,454	—	66,509,122

Investments in subsidiary guarantors	44,326,348	38,298,917	—	(82,625,265)	—
Property and equipment, net	—	36,850,845	6,063,382	—	42,914,227
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	14,563,125	2,565,002	—	17,128,127
Other noncurrent assets	2,169,963	4,884,798	169,937	—	7,224,698
Total assets	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381
Liabilities and Members’ Equity
Current liabilities
Trade accounts payable	$97,600	$9,743,912	$10,058,538	$—	$19,900,050
Accrued expenses	—	4,256,450	4,075,320	—	8,331,770
Accrued interest	—	6,276,896	—	—	6,276,896
Taxes payable	—	977,237	—	—	977,237
Total current liabilities	97,600	21,254,495	14,133,858	—	35,485,953

Deferred income taxes	—	4,022,627	—	—	4,022,627
Other liabilities	—	433,848	—	—	433,848
Long-term debt, excluding current maturities	29,335,507	125,000,000	—	—	154,335,507
Total liabilities	29,433,107	150,710,970	14,133,858	—	194,277,935
Members’ equity
Members' equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	232,680	37,732,680	26,624,729	(64,357,409)	232,680
Retained earnings/(deficit)	2,800,759	6,593,668	11,674,188	(18,267,856)	2,800,759
Total members’ equity/(deficit)	17,071,446	44,326,348	38,298,917	(82,625,265)	17,071,446
Total liabilities and members’ equity	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381

Consolidating balance sheet at July 1, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,973	$—	$—	$—	$3,973
Trade accounts receivable	—	$10,174,255	$7,445,011	$—	$17,619,266
Interdivision receivables	—	(6,671,966)	6,671,966	—	—
Inventories	—	17,571,267	12,366,711	—	29,937,978
Prepaid expenses and other current assets	—	429,922	509,725	—	939,647
Deferred income taxes	—	654,611	—	—	654,611
Total current assets	3,973	22,158,089	26,993,413	—	49,155,475

Investments in subsidiary guarantors	28,525,008	23,072,655	—	(51,597,663)	—
Property and equipment, net	—	42,055,215	3,727,482	—	45,782,697
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	12,627,500	2,153,336	—	14,780,836
Other noncurrent assets	1,894,736	4,355,498	164,472	—	6,414,706
Total assets	30,423,717	$181,842,164	$33,038,703	(51,597,663)	$193,706,921
Liabilities and Members’ Equity
Current liabilities
Book overdraft	—	4,393,333	337,555	—	4,730,888
Trade accounts payable	—	6,329,909	7,582,832	—	13,912,741
Accrued expenses	—	3,557,806	2,045,661	—	5,603,467
Accrued interest	—	6,305,990	—	—	6,305,990
Taxes payable	—	—	—	—	—
Total current liabilities	—	20,587,038	9,966,048	—	30,553,086

Line of credit	—	2,800,000	—	—	2,800,000
Deferred income taxes	—	4,223,628	—	—	4,223,628
Other liabilities	—	706,490	—	—	706,490
Long-term debt, excluding current maturities	31,347,708	125,000,000	—	—	156,347,708
Total liabilities	31,347,708	153,317,156	9,966,048	—	194,630,912
Members’ equity
Members’ equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	275,264	37,775,264	26,624,729	(64,399,993)	275,264
Retained earnings/(deficit)	(15,237,262)	(9,250,256)	(3,552,074)	12,802,330	(15,237,262)
Total members’ equity/(deficit)	(923,991)	28,525,008	23,072,655	(51,597,663)	(923,991)
Total liabilities and members’ equity	30,423,717	$181,842,164	$33,038,703	(51,597,663)	$193,706,921

Consolidating statement of operations for the thirteen weeks ended July 2, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$18,231,232	$33,627,700	$(7,465,984)	$44,392,948
Cost of sales	—	18,807,855	25,076,559	(7,465,984)	36,418,430
Gross profit (loss)	—	(576,623)	8,551,141	—	7,974,518
Selling, general and administrative expenses	72,906	3,269,144	1,360,240	—	4,702,290
Operating profit (loss)	(72,906)	(3,845,767)	7,190,901	—	3,272,228
Other income (expense)
Interest income	—	4,163	60,990	—	65,153
Interest expense	(1,021,547)	(3,569,137)	—	—	(4,590,684)
Executive/administration income (expense)	—	5,786,998	(5,786,998)	—	—
Other income (expense), net	—	(95,337)	(12,327)	—	(107,664)
Equity in earnings of subsidiary guarantors	(670,564)	1,452,566	—	(782,002)	—
Total other income (expense)	(1,692,111)	3,579,253	(5,738,335)	(782,002)	(4,633,195)
Income before income taxes	(1,765,017)	(266,514)	1,452,566	(782,002)	(1,360,967)
Provision for income taxes	—	404,050	—	—	404,050
Net income (loss)	$(1,765,017)	$(670,564)	$1,452,566	$(782,002)	$(1,765,017)

Consolidating statement of operations for the thirteen weeks ended July 1, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$27,908,826	$30,173,993	$(5,359,891)	$52,722,928
Cost of sales	—	28,289,244	25,789,627	(5,359,891)	48,718,980
Gross profit (loss)	—	(380,418)	4,384,366	—	4,003,948
Selling, general and administrative expenses	—	6,771,330	1,650,489	—	8,421,819
Operating profit (loss)	—	(7,151,748)	2,733,877	—	(4,417,871)
Other income (expense)
Interest income	—	3,963	(3,963)	—	—
Interest expense	(1,128,945)	(3,582,239)	(1,751)	—	(4,712,935)
Executive/administration income (expense)	—	4,707,899	(4,707,899)	—	—
Other income (expense) net	—	(2,130)	1,619	—	(511)
Equity in earnings of subsidiary guarantors	(8,433,439)	(1,978,117)	—	10,411,556	—
Total other income (expense)	(9,562,384)	(850,624)	(4,711,994)	10,411,556	(4,713,446)
Income before income taxes	(9,562,384)	(8,002,372)	(1,978,117)	10,411,556	(9,131,317)
Provision for income taxes	—	486,795	—	—	486,795
Net income (loss)	$(9,562,384)	$(8,489,167)	$(1,978,117)	$10,411,556	$(9,618,112)

Consolidating statement of operations for the twenty-six weeks ended July 2, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$40,749,223	$82,595,537	$(20,119,597)	$103,225,163
Cost of sales	—	41,238,078	67,683,474	(20,119,597)	88,801,955
Gross profit (loss)	—	(488,855)	14,912,063	—	14,423,208
Selling, general and administrative expenses	72,906	6,647,371	2,834,263		9,554,540
Operating profit (loss)	(72,906)	(7,136,226)	12,077,800	—	4,868,668
Other income (expense)
Interest income		10,578	88,356		98,934
Interest expense	(1,560,666)	(7,142,960)	(94)		(8,703,720)
Executive/administration income (expense)	—	9,881,150	(9,881,150)		—
Other income (expense), net	—	(166,029)	138,804		(27,225)
Equity in earnings of subsidiary guarantors	(3,089,941)	2,423,716	—	666,225	—
Total other income (expense)	(4,650,607)	5,006,455	(9,654,084)	666,225	(8,632,011)
Income (loss) before income taxes	(4,723,513)	(2,129,771)	2,423,716	666,225	(3,763,343)
Provision for income taxes	—	960,170	—		960,170
Net income (loss)	$(4,723,513)	$(3,089,941)	$2,423,716	$666,225	$(4,723,513)

Consolidating statement of operations for the twenty-six weeks ended July 1, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$54,536,945	$80,516,265	$(16,579,594)	$118,473,616
Cost of sales	—	55,345,723	71,231,292	(16,579,594)	109,997,421
Gross profit (loss)	—	(808,778)	9,284,973	—	8,476,195
Selling, general and administrative expenses	4,270	13,580,850	2,848,001		16,433,121
Operating profit (loss)	(4,270)	(14,389,628)	6,436,972	—	(7,956,926)
Other income (expense)
Interest income	—	18,572	44,797	—	63,369
Interest expense	(2,189,829)	(6,848,488)	(1,751)	—	(9,040,068)
Executive/administration income (expense)	—	21,707,899	(21,707,899)	—	—
Other income (expense), net	—	(156,592)	1,619	—	(154,973)
Equity in earnings of subsidiary guarantors	(15,843,924)	(15,226,262)	—	31,070,186	—
Total other income (expense)	(18,033,753)	(504,871)	(21,663,234)	31,070,186	(9,131,672)
Income (loss) before income taxes	(18,038,023)	(14,894,499)	(15,226,262)	31,070,186	(17,088,598)
Provision for income taxes	—	949,425	—	—	949,425
Net income (loss)	$(18,038,023)	$(15,843,924)	$(15,226,262)	$31,070,186	$(18,038,023)

Consolidating statement of cash flows for the twenty-six weeks ended July 2, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(4,723,513)	$(3,089,941)	$2,423,716	$666,225	$(4,723,513)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Depreciation of property and equipment	—	1,258,680	652,612	—	1,911,292
Amortization of intangibles and bond issuance cost	147,728	2,277,025	411,667	—	2,836,420
Equity in earnings of subsidiary guarantors	3,089,941	(2,423,716)	—	(666,225)	—
Deferred tax liability	—	912,000	—	—	912,000
Compensation expense for stock options	—	9,983	—	—	9,983
Changes in assets and liabilities					—
Trade accounts receivable	—	219,486	1,803,697	—	2,023,183
Interdivisional receivables/payables, net	—	4,720,661	(4,720,661)	—	—
Inventories	—	(937,878)	3,787,612	—	2,849,734
Prepaid expenses and other current assets	(29,667)	(212,798)	(176,678)	—	(419,143)
Other noncurrent asset	—	(24,074)	(14,551)	—	(38,625)
Trade accounts payable and accrued expenses	371,593	1,346,958	(827,519)	—	891,032
Payment-in-kind interest	1,412,958	(566,406)	—	—	846,552
Taxes payable	—	(51,950)	—	—	(51,950)
Net cash provided by operating activities	269,040	3,438,030	3,339,895	—	7,046,965
Cash flows from investing activities
Capital expenditures	—	(7,010,359)	(175,325)	—	(7,185,684)
Net cash used in investing activities	—	(7,010,359)	(175,325)	—	(7,185,684)
Cash flows from financing activities
Capitalized bond issuance cost	(2,590,612)	—	—	—	(2,590,612)
Proceeds from issuance of Senior PIK Notes	26,000,000	—	—	—	26,000,000
Return of Capital payments	(23,461,993)	—	—	—	(23,461,993)
Net cash used-in financing activities	(52,605)	—	—	—	(52,605)
Net increase (decrease) in cash and cash equivalents	216,435	(3,572,329)	3,164,570	—	$(191,324)
Cash and cash equivalents
Beginning of period	—	1,085,474	2,203,556	—	3,289,030
End of period	$216,435	$(2,486,855)	$5,368,126	$—	$3,097,706

Consolidating statement of cash flows for the twenty-six weeks ended July 1, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company Delaware	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(18,038,023)	$(15,843,924)	$(15,226,262)	$31,070,186	$(18,038,023)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Equity in earnings of subsidiary guarantors	15,843,924	15,226,262	—	(31,070,186)	—
Depreciation of property and equipment	—	1,721,349	2,348,509	—	4,069,858
Amortization of intangibles and bond issuance cost	177,628	1,958,656	411,666	—	2,547,950
Fixed asset transfers	—	(91,230)	91,230	—	—
Deferred tax asset	—	748,424	—	—	748,424
Deferred tax liability		201,001			201,001
Payment-in-kind interest	1,834,573	—	—	—	1,834,573
Compensation expense for stock options	—	42,584	—	—	42,584
Changes in assets and liabilities
Trade accounts receivable	—	(5,282,406)	6,849,953	—	1,567,547
Interdivisional receivables/payables, net	—	10,456,269	(10,456,269)	—	—
Inventories	—	(5,527,508)	3,543,826	—	(1,983,682)
Prepaid expenses and other current assets	4,270	(195,618)	(118,053)	—	(309,401)
Other noncurrent asset	275,228	522,337	5,465	—	803,030
Trade accounts payable and accrued expenses	(97,600)	(4,112,646)	(4,505,366)	—	(8,715,612)
Book overdraft		4,393,333	337,555		4,730,888
Accrued interest	—	29,094	—	—	29,094
Taxes payable	—	(977,237)	—	—	(977,237)
Other liabilities	—	272,642	—	—	272,642
Net cash provided by (used in) operating activities	—	3,541,382	(16,717,746)	—	(13,176,364)
Cash flows from investing activities
Capital expenditures		(6,850,558)	(103,839)		(6,954,397)
Net cash used in investing activities	—	(6,850,558)	(103,839)	—	(6,954,397)
Cash flows from financing activities
Borrowings on line of credit	—	9,500,000	—		9,500,000
Payments on line of credit		(6,700,000)	—		(6,700,000)
Net cash provided by financing activities	—	2,800,000	—	—	2,800,000
Net decrease in cash and cash equivalents	—	(509,176)	(16,821,585)	—	(17,330,761)
Cash and cash equivalents
Beginning of period	3,973	509,176	16,821,585	—	17,334,734
End of period	$3,973	$—	$—	$—	$3,973

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are the leading supplier of individual and group military field rations to the DoD. We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals Ready-to-Eat (the “MREs”), Unitized Group Rations-A (the “UGR-As”) and the polymeric trays (the “Tray-Pack”) used in the Unitized Group Rations-Heat & Serve program. Our customers also include Kraft Foods, Inc. (“Kraft”), Gerber Products Company (“Gerber”), The Quaker Oats Company (“Quaker”), Delmonte Food Company (“Delmonte”) and the Canadian Ministry of Defense.

Through our co-manufacturing program, which began in 1998, we manufacture a variety of extended shelf-life products for leading branded food companies, including Delmonte, Gerber, Keefe, Kraft, Quaker and other co-manufacturing customers. These products are marketed and sold by our customers into their retail and foodservice channels under nationally recognized brands. We target branded companies that are leaders in their respective categories and have products that align well with our core competencies in heat seal and thermostabilized products. Many of these products require us to use a combination of our existing manufacturing equipment and newly purchased equipment, the cost of which is partially borne by our contracted co-manufacturing customers. Our co-manufacturing program utilizes many of the technologies and processes that we have developed for our military business.

On March 30, 2006, we were notified by the Defense Supply Center Philadelphia (the “DSCP”) that the Company had been awarded a 25% share level in the MRE-26-to-30 DoD contract that runs from fiscal 2006 through 2010. Most recently, our share of similar MRE contracts has been 35%. While this share level is slightly below historical levels, we do not anticipate that it will have a significant impact on our results of operations or cash flows, because we expect increased revenues during fiscal 2006-2010 from other military-type contracts and from other co-manufacturing and branded businesses.

On June 6, 2006, The Wornick Company, a Delaware Corporation, entered into a series of agreements with Advocacy and Resources Corporation, a Tennessee Not-For-Profit Corporation (“AARC”), and it’s affiliate ARC Diversified, Inc., also a Tennessee Not-For-Profit Corporation (“ARCDI” and collectively, “AARC”). In the agreement, AARC agreed to transfer its rights and obligations under its existing UGR-A contract # SPM300-04-D-Z215 with the DSCP. In exchange for these rights, Wornick executed an exclusive service agreement with AARC whereby AARC agreed to provide UGR-A assembly services to Wornick on a fixed fee basis. These agreements are subject to pending approval by the DSCP. Since the execution of these agreements, AARC has filed for bankruptcy, and therefore, we do not anticipate that these agreements will generate additional UGR-A CONUS (Continental United States) revenues.

Restructuring

On February 6, 2006, the Operating Company announced plans to relocate the assembly operations of its Right Away Division in McAllen, Texas to the Company’s Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify logistics and reduce cost and delivery times to customers. The Company anticipates that its consolidation will be completed at the end of the third quarter of 2006.

The Company anticipates that the total pretax charges incurred to complete the restructuring will be approximately $4.1 million. Of the $4.1 million, $1.3 million will be paid out to the 244 employees (under pay-to-stay severance arrangements) currently located at the McAllen, Texas assembly facilities. We anticipate that all of these employees will be terminated upon completion of the consolidation. The remaining expenses are related to accelerated depreciation on property and equipment of approximately $2.8 million, which the Company anticipates will be abandoned upon its exit from the McAllen facilities.

During the thirteen weeks and twenty-six weeks ended July 1, 2006, the Company recorded total pretax charges of $1,546,946, and $2,733,031, respectively, all of which was recorded in the RAD segment. Of the $1,546,946 and $2,733,031 in pretax charges, $530,207 and $883,678 were included in selling, general and administrative expenses, during the thirteen and twenty-six weeks ended July 1, 2006, respectively.

These costs were incurred with regard to employee pay-to-stay severance arrangements, none of whom had been terminated as of  July 1, 2006, and $1,016,739 and $1,849,353 for the thirteen and twenty-six weeks ended July 1, 2006, respectively, were related to accelerated depreciation on assets to be abandoned included in cost of sales. We anticipate that the majority of the remaining liabilities incurred will occur during the third quarter of 2006 and will be settled during the same time period with funds from operations and temporary borrowings against our working line of capital. For more information related to our restructuring liabilities, see Note 3 in our unaudited consolidated financial statements for a reconciliation of liabilities at July 1, 2006.

Results of Operations

The amounts provided below have been rounded and are therefore approximates that may or may not fully agree with the information provided in the financial statements.

Comparison of the thirteen weeks ended July 1, 2006 to the thirteen weeks ended July 2, 2005

Net Sales.  Our net sales for the thirteen weeks ended July 1, 2006 were $52.7 million, an increase of approximately $8.3 million, or 18.8%, compared to net sales of $44.4 million for the thirteen weeks ended July 2, 2005. The increase in net sales resulted from (i) increased co-manufacturing sales of approximately $13.1 million, which was offset by (ii) (a) decreased sales to our other co-manufacturing customers and decreased branded product sales of $0.3 million and (b) decreased military sales of approximately $4.5 million to the DoD. The $4.5 million decrease in military sales consisted of a $6.0 million decrease in MRE sales and a $0.6 million decrease in other military sales (primarily Tray-Pack sales), offset by a $2.1 million increase in UGR-A sales. The significant increase in co-manufacturing sales of $13.1 million was attributable to an increase of $6.5 million in new business initiatives with a new co-manufacturing customer, NutriSystem, Inc., at the end of fiscal year 2005 that did not exist during the first twenty-six weeks of 2005 and to an increase in sales to existing co-manufacturing customers of approximately $6.6 million, of which $2.1 million, $3.6 million and $0.6 million, $0.3 million, respectively, are attributable to increased Kraft sales, increased Gerber sales, increased Quaker sales and net other co-manufacturing.

Gross Profit.  Our gross profit for the thirteen weeks ended July 1, 2006 was $4.0 million, a decrease of approximately $4.0 million, or 50%, compared to gross profit of $8.0 million for the thirteen weeks ended July 2, 2005. As a percentage of net sales, our gross profit was 7.6% and 18.0% for the thirteen weeks ended July 1, 2006 and July 2, 2005, respectively.  Gross profit was unfavorably impacted by accelerated depreciation of approximately $1.0 million of the McAllen facilities due to the consolidation, unfavorable production variances of approximately $1.6 million, of which $1.4 million is related to our co-manufacturing business and $0.2 million related to our branded products business. Of the $1.4 million co-manufacturing production variances, approximately $1.0 million was related to our start-up inefficiencies on the Gerber line that were resolved during the second quarter and to our labor inefficiencies on our other co-manufacturing lines of business. The remaining decrease in gross profit was attributable to decreased contribution margin earned on sales of MREs to the DoD of approximately $1.7 million due to the lower price earned on MRE-25 surge orders during the second quarter of fiscal 2006 as compared to MRE-25 base pricing during the second quarter of fiscal 2005. This decrease in contribution margin earned on DoD MRE sales was partially offset by co-manufacturing shipments due to higher volumes.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended July 1, 2006 were $8.4 million, representing an increase of approximately $3.8 million, or 82%, compared to selling, general and administrative expenses of $4.7 million for the thirteen weeks ended July 2, 2005.  This increase was the result of (i) approximately $530,000 in severance expenses for employee pay-to-stay severance arrangements associated with the shutdown of our McAllen, Texas assembly facilities; (ii) approximately $1.1 million in employee-related expenditures for salary, wages and benefits associated with our new corporate facility in Cincinnati, Ohio; (iii) approximately $241,000 in severance expenses for corporate employees following their termination; (iv) approximately $1.1 million in one-time expenditures for our on-going corporate consolidation projects and for consulting and professional services; and (v) approximately $684,000 in travel and related expenditures primarily in support of  our new product initiatives and the consolidation of our McAllen assembly facilities.

Operating Profit (Loss).   For the thirteen weeks ended July 1, 2006, we incurred an operating loss of approximately $4.4 million, a decrease of $7.8 million compared to our operating profit of $3.3 million for the thirteen weeks ended July 2, 2005.

Interest Expense.  Our interest expense for the thirteen weeks ended July 1, 2006 was approximately $4.7 million, representing an increase of approximately $122,000 compared to interest expense of approximately $4.6 million for the thirteen weeks ended July 2, 2005. The increase in interest expense resulted primarily from a full twenty-six weeks of interest expense for the period ended July 1, 2006 as compared to approximately twenty-one weeks of interest expense incurred for the twenty-six weeks ended July 1, 2005 on our Senior PIK Notes.

Interest Income.  Our interest income for the thirteen weeks ended July 1, 2006 was $0, representing a decrease of approximately $65,000 compared to interest income of approximately $65,000 for the thirteen weeks ended July 2, 2005. The decrease in interest income is due to lower average daily balances in fiscal 2006 in support of on-going project and capital expenses and inventory builds to support new customer initiatives.

Other Expense, Net.  Our other expense, net for the thirteen weeks ended July 1, 2006 was approximately $500, representing a decrease of expenses of approximately $107,000 compared to other expense, net of approximately $108,000 for the thirteen weeks ended July 2, 2005. The decrease in other expense, net is primarily attributable to expenses incurred in fiscal 2005 that did not recur in 2006.

Provision for Income Taxes.  Expenses related to federal, state and local taxes for the thirteen weeks ended July 1, 2006 was approximately $487,000 compared to approximately $404,000 for the thirteen weeks ended July 2, 2005.   No tax benefit has been recognized associated with the operating losses as management believes that it is more likely than not that these tax benefits will not be realized based on the existing uncertainty whether the Company will generate future taxable income due to ongoing additional tax deductions related to goodwill amortization. As such, we have recorded approximately $463,000 of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to goodwill amortization.

Net Loss.  As a result of the foregoing, we incurred a net loss of approximately $9.6 million for the thirteen weeks ended July 1, 2006, a decrease in net income of approximately $7.9 million compared to net loss of approximately $1.8 million in the thirteen weeks ended July 2, 2005.

Comparison of the twenty-six weeks ended July 1, 2006 to the twenty-six weeks ended July 2, 2005

Net Sales.  Our net sales for the twenty-six weeks ended July 1, 2006 were $118.5 million, an increase of approximately $15.3 million, or 14.8%, compared to net sales of $103.2 million for the twenty-six weeks ended July 2, 2005. The increase in net sales resulted primarily from (i) decreased net sales to the DoD of approximately $4.0 million, which consisted of a $3.8 million increase in UGR-A sales, a $6.7 million decrease in MRE sales and a $1.1 million decrease in other military sales, and (ii) increased co-manufacturing net sales of approximately $19.3 million, of which approximately $9.0 million was attributable to increased sales volumes to existing co-manufacturing customers while $10.3 million was attributable to new co-manufacturing projects, including an $8.8 million NutriSystem project and a $1.5 million Delmonte soup bowls project, both of which began in the second half of fiscal 2005. The remaining change in our sales for the twenty-six weeks is related to minor changes in our branded other product sales which were immaterial for the period ended July 1, 2006. During the first quarter of fiscal 2006, Delmonte announced the sale of its soup bowl line to a third party and during the second quarter of 2006, we were notified by the subsequent third party that it intended to produce the soup bowl line internally. We have since stopped production and sales of the soup bowl products to either party and do not anticipate any significant liabilities arising from the discontinuance of this product.

Gross Profit. Our gross profit for the twenty-six weeks ended July 1, 2006 was $8.5 million, representing a decrease of approximately $5.9 million, or 41.2%, compared to gross profit of $14.4 million for the twenty-six weeks ended July 2, 2005, respectively.  As a percentage of net sales, our gross profit was 7.2% and 14.0% for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively.  The decrease in gross profit was caused primarily by (i) a decrease in gross profit on sales to the DoD by approximately 19.1%, or $4.5 million and (ii) an increase in unfavorable production variances on our co-manufacturing lines of approximately $1.5 million.  The $4.5 million decrease in gross profit from the DoD was attributable to $1.8 million in accelerated depreciation expense on those fixed assets that we intend to abandon upon the completion of the McAllen consolidation. The remaining $2.7 million decrease in DoD gross profit is directly attributable to lost gross profit on sales of MREs to the DoD of approximately $2.1 million related to lower volumes and sales prices and approximately $632,000 related to lower margins on UGR-A OCONUS sales.  The $1.5 million in unfavorable production variances, of which approximately $1.2 million was related to our Gerber line’s start-up inefficiencies, was largely resolved during the second quarter of fiscal 2006, and approximately $300,000 related to labor and price inefficiencies on our other co-manufacturing lines.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the twenty-six weeks ended July 1, 2006 were $16.4 million, an increase of $6.9 million, or 73.3%, compared to selling, general and administrative expenses of approximately $9.6 million for the twenty-six weeks ended July 2, 2005.  Our selling, general and administrative expenses increased over the prior period due to additional (i) severance costs of approximately $884,000 for employee pay-to-stay severance arrangements associated with our McAllen facilities; (ii) employee-related costs of $3.3 million for increased headcount, salary, wages and benefits; (iii) severance and employee recruiting costs of approximately $402,000; (iv) research and development, and increased travel primarily in support of product initiatives and related to the McAllen consolidation of approximately $1.3 million; and (v) consulting and professional fees of approximately $1.1 million for project initiatives and consolidation efforts.

Operating Profit.  Our loss from operations was approximately $8.0 million for the twenty-six weeks ended July 1, 2006, a decrease of approximately $12.9 million compared to operating profit of approximately $4.9 million for the twenty-six weeks ended July 2, 2005.

Interest Expense.  Our interest expense for the twenty-six weeks ended July 1, 2006 was approximately $9.0 million, representing an increase of approximately $336,000, compared to interest expense of approximately $8.7 million for the twenty-six weeks ended July 2, 2005. The increase is due primarily to additional interest expense incurred on additional issuances of our Senior PIK Notes.

Interest Income.  Our interest income for the twenty-six weeks ended July 1, 2006 was approximately $63,000, a decrease of approximately $36,000 compared to interest income of approximately $99,000 for the twenty-six weeks ended July 2, 2005. The decrease in interest income is due to higher interest earned on average daily balances maintained in fiscal 2005 as compared to fiscal 2006.

Other Expense, Net.  Our other expense, net for the twenty-six weeks ended July 1, 2006 was approximately $155,000, representing an increase of approximately $128,000, compared to other expense. of $27,000 for the twenty-six weeks ended July 2, 2005. The increase in other expense, net is attributable to no value engineering income being earned in fiscal 2006 as compared to fiscal 2005.

Provision for Income Taxes.  Expenses related to federal, state and local taxes for the twenty-six weeks ended July 1, 2006 were approximately $949,000 compared to approximately $960,000 for the twenty-six weeks ended July 2, 2005. No tax benefit has been recognized associated with the operating losses as management believes that it is more likely than not that these tax benefits will not be realized based on the existing uncertainty whether the Company will generate future taxable income due to ongoing additional tax deductions related to goodwill amortization. As such, we have recorded approximately $949,000 of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to goodwill amortization. The remaining difference is related to state franchise taxes recorded in the prior year that did not recur during fiscal 2006.

Net Loss.  As a result of the foregoing, we incurred a net loss of approximately $18.0 million for the twenty-six weeks ended July 1, 2006, an increase in net loss of approximately $13.3 million compared to net loss of approximately $4.7 million for the twenty-six weeks ended July 2, 2005.

Operating Segment Results

Comparison of the thirteen weeks ended July 1, 2006 to the thirteen weeks ended July 2, 2005

Net Sales.  Net sales for our RAD segment for the thirteen weeks ended July 1, 2006 decreased by approximately $3.5 million compared to the thirteen weeks ended July 2, 2005 primarily due to a decrease in sales to the DoD.  This decrease resulted from a $6.0 million decrease in MRE sales, which was offset by a $2.1 million increase in UGR-A sales and an approximately $400,000 increase in military other and other sales.

Net sales for our PFD segment for the thirteen weeks ended July 1, 2006 increased approximately $11.8 million compared to the thirteen weeks ended July 2, 2005 primarily due to an increase in co-manufacturing sales of approximately $13.1 million, which was offset by approximately $1.5 million in decreased DoD sales for the PFD segment related to the delay in the DoD Tray-Pack award.  The remaining difference is due to immaterial increases in other branded product sales.  (This PFD segment net sales increase of $11.8 million excludes inter-segment sales of approximately $5.4 million for the thirteen weeks ended July 1, 2006 and $7.5 million for the thirteen weeks ended July 2, 2005.)

Operating Profit.  Profit from operations for our RAD segment for the thirteen weeks ended July 1, 2006 decreased by approximately $4.5 million compared to the thirteen weeks ended July 2, 2005.  Included in the decreased operating profit are restructuring charges of approximately $1.5 million related to pay-to-stay severance arrangements and accelerated depreciation, as discussed in Note 3 to the unaudited consolidated financial statements.  The remaining decrease is attributable to decreased margins earned on MRE-25 surge contract pricing in the second quarter of 2006 as compared to MRE-25 base contract pricing in the second quarter of 2005.

Profit from operations for our PFD segment for the thirteen weeks ended July 1, 2006 increased $2.9 million compared to the thirteen weeks ended July 2, 2005 due to the transfer of all selling, general and administrative expenses to our corporate headquarters.  At the gross profit level, our PFD segment decreased approximately $300,000 because of co-manufacturing production inefficiencies previously discussed, which were offset by the increased sales volumes.

Comparison of the twenty-six week ended July 1, 2006 to the twenty-six weeks ended July 2, 2005

Net Sales. Net sales for the RAD segment for the twenty-six weeks ended July 1, 2006 decreased by $2.1 million compared to the twenty-six weeks ended July 2, 2005 because of decreased sales to the DoD. This $2.1 million decrease resulted from a $6.7 million decrease in MRE sales and an $800,000 decrease in other military sales, which were offset by a $3.8 million increase in UGR-A sales.

Net sales for the PFD segment for the twenty-six weeks ended July 1, 2006 increased approximately $17.3 million compared to the twenty-six weeks ended July 2, 2005 due to an increase in co-manufacturing net sales of approximately $19.3 million, which was offset by approximately $2.0 million in decreased branded and tray pack sales. (This PFD segment net sales increase of $17.3 million excludes inter-segment sales of approximately $16.6 million for the twenty-six weeks ended July 1, 2006 and $20.1 million for the twenty-six weeks ended July 2, 2005.)

Operating Profit.  Profit from operations decreased by approximately $5.6 million for the RAD segment for the twenty-six weeks ended July 1,2006 compared to the twenty-six weeks ended July 2, 2005. This decrease in profit from operations was primarily the result of approximately $1.9 million in accelerated depreciation expenses related to our decision to relocate our assembly operations from McAllen, Texas to Cincinnati, Ohio and approximately $884,000 in expenses related to pay-to-stay severance arrangements. The remaining decrease was due to lower prices earned on MRE-25 surge orders, the lower prices of which occurred in the first five months of fiscal 2006, coupled with the delay in shipments of MRE-26 base contracts.

Profit from operations increased by approximately $4.4 million for the PFD segment for the twenty-six weeks ended July 1, 2006 compared to the twenty-six weeks ended July 2, 2005. The increase in operating profit was primarily attributable to selling, general and administrative expenses that are now being recorded at the corporate facility. These selling, general and administrative expenses are consolidated for presentation in our financial statements but are segregated in Note 9 to the unaudited consolidated financial statements. Gross profit decreased approximately $183,000 largely because of $1.2 million in production inefficiencies related to the start-up of our new Gerber line and further impacted by the $509,000 in spare parts expense, which were offset by higher co-manufacturing sales volumes.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for twenty-six weeks ended July 1, 2006 and July 2, 2005:

	26 Week	26 Week
	Period Ended	Period Ended
	July 2, 2005	July 1, 2006
Net cash provided by (used-in):
Operating activities	$7,046,965	$(13,176,364)
Investing activities	(7,185,684)	(6,954,397)
Financing activities	(52,605)	2,800,000
Capital expenditures	(7,185,684)	(6,954,397)

Operating Activities. Net cash (used-in) provided by (used in) operating activities was approximately ($13.2) million and $7.0 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Cash generated from operating activities decreased during the first twenty-six weeks of 2006 as compared to 2005 due primarily to payments made against outstanding current trade accounts payable, taxes and acquisition of inventory of approximately $8.7 million resulting from increased first quarter 2006 working capital requirements, income taxes payments of approximately $1.0 million and inventory purchases due to new customer initiatives and inventory build related to our restructuring efforts in Texas of approximately $2.0 million and further impacted by lower margins on product mix and production inefficiencies related to start-up efforts on the Gerber line.

Investing Activities. Net cash used in investing activities was approximately $7.0 million and $7.2 million for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively and primarily attributable to capital expenditures in support of additional capacity and improvement of both military and co-manufacturing lines as well as infrastructure.

Financing Activities.   Net cash provided by (used in) financing activities was approximately $2.8 million and ($53,000) for the twenty-six weeks ended July 1, 2006 and July 2, 2005, respectively. Sources of financing were obtained from $2.8 million of borrowing on our Revolving line of credit. Fiscal 2005 activity was restricted to cash used in obtaining our Senior PIK Notes.

As of August 12, 2006, we had outstanding borrowings of $12.0 million against our Revolving Loan Agreement. Significant uses of cash during the second quarter of 2006 and the first two weeks of August 2006 included interest payment on the Senior Secured Notes of approximately $6.8 million, purchases with an associated material cost of approximately $12.5 million to support UGR-A sales orders that shipped in the first two weeks of August, build out of our new assembly facilities located adjacent to our manufacturing facility in Cincinnati, Ohio of approximately $5.0 million and inventory builds primarily in support of our new Eversafe product and MRE component parts of approximately $6.0 million.

Our current cash flow and financial statement forecast for the remainder of fiscal 2006 suggest that we will have repaid all borrowings against the Revolving Loan Agreement during November of 2006 and will remain cash positive for the remainder of fiscal 2006. However, this same financial forecast also suggests that it is possible we could violate one or more of the financial covenants governing our borrowing arrangements, and through the inter-creditor agreement, our Senior Secured Notes.

In the event of a violation of one or more of our financial covenants, we would seek to resolve the issue either by satisfying the covenant within the allotted period or by obtaining the appropriate waivers. If we were unable to mitigate the covenant violation within the allotted period or unable to obtain the waivers, the Senior Secured Notes and amounts outstanding under the Revolving Loan Agreement would become payable.

Long-Term Debt Expenditures. In connection with the Operating Company’s $125 million in Senior Secured Notes and working capital facility, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the $125 million Senior Secured Notes will be approximately $13.6 million on an annual basis. The Operating Company incurred approximately $6.9 million of interest expense (including bond amortization cost) relating to the Senior Secured Notes and our working capital facilities in the twenty-six week period ended July 1, 2006. To the extent we have borrowings outstanding under our working capital facility, we will have additional cash interest payments. Our borrowings and interest expense for the twenty-six weeks ended July 1, 2006 against our working capital facility was $2.8 million and $17,307 at July 1, 2006, respectively.

The indenture governing the Senior Secured Notes, and working capital facility, impose significant operating and financial restrictions on Wornick. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition, the working capital facility requires Wornick to meet certain financial ratios and financial condition tests. At July 1, 2006, we were in compliance with all covenants related to the Senior Secured Notes, Revolving Loan Agreement and our Senior PIK notes.

On February 11, 2005 TWC Holding LLC and our  wholly-owned finance subsidiary, TWC Holding Corp., co-issued our 13.875% Senior PIK Notes due 2011, or the “Senior PIK Notes,” in the approximate aggregate principal amount of $62,259,000 net of a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of TWC Holding LLC and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK notes. The notes limit our ability to incur additional indebtedness and pay dividends or make other distributions as well as to make certain investments and sell certain assets or merge with or into other companies. Because we are a holding company with no operations and only have our  investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating  Company through 2011 may be required to service the $62.3 million Senior PIK notes, upon their maturity. During the first twenty-six weeks of fiscal 2006 we incurred approximately $2.2 million in interest expense and bond cost amortization related to the Senior PIK Notes.

We expect our remaining capital expenditures in 2006 to be approximately $9.0 million, primarily related to support plant renewal and consolidations, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under the working capital facility. As of July 1, 2006, we had borrowings of $2.8 million under The Revolving Loan Agreement.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payment to our suppliers. Our principal uses of cash will meet debt service requirements, finance our capital expenditures and provide working capital. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily from the impact of interest rate changes on our potential use of variable rate debt which was $2.8 million at July 1, 2006. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our fiscal year 2006 and 2005 purchases and sales are denominated in U.S. dollars and since raw commodities do not comprise a significant percentage of our costs. Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk. In addition, because our customary contract terms pass through increases in the costs of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk. Other than with respect to potential hedges on sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk. We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates. We had limited exposure to variable rates at July 1, 2006. We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

Item 4.    Controls and Procedures.

a. Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are: (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

b. Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that have occurred during the twenty-six weeks ended July 1, 2006  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

•  the U.S. Department of Defense budget in general and the U.S. military activity in particular;

•  our co-manufacturing plans;

•  competitive pressures and trends in our industry;

•  prevailing interest rates;

•  legal proceedings and regulatory matters;

•  other risks related to our Senior Secured Notes (including the value of the collateral);

•  general economic conditions; and

•  our development and expansion plans and expectations for the future.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and that may adversely affect us. It is not possible for us to predict all of these risks, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements. The foregoing list of important factors and other risk detailed from time to time in the Company’s reports filed with the SEC are not exhaustive. The Company assumes no obligation to update its forward-looking statements.

PART II — OTHER INFORMATION

Item 1.          Legal Proceedings.

During the twenty-six weeks ended July 1, 2006, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.

Item 1A. Risk Factors.

There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Notes.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

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

TWC Holding LLC
(Registrant)

Date: August 15, 2006	By:	/s/ Michael M. Thompson
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2006	By:	/s/ Brian A. Lutes
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)