Form 10-Q
period 2006-09-30
TWC Holding LLC
filed 2006-11-14
CIK 1326531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of The Exchange Act.  (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒  Yes    ☐  No

The Registrant has two classes of membership interests. As of November 10, 2006, Veritas Capital Management II, LLC held 94.7% of the class A membership interests and the remaining interest were held by various persons or entities.

TWC HOLDING LLC

PART I—FINANCIAL INFORMATION

Item 1.  Financial Statements.

TWC HOLDING LLC
Consolidated Balance Sheets
(Unaudited)

	December 31, 2005	September 30, 2006

Assets
Current assets
Cash and cash equivalents	$17,334,734	$3,973
Trade accounts receivable, net	19,186,813	19,284,589
Inventories	27,954,296	25,315,279
Prepaid expenses and other current assets	630,244	996,171
Deferred income taxes	1,403,035	491,924
Total current assets	66,509,122	46,091,936
Property and equipment, net	42,914,227	49,036,499
Goodwill	77,573,207	77,573,207
Intangible assets, net	17,128,127	13,607,191
Other noncurrent assets	7,224,698	6,438,372
Total assets	$211,349,381	$192,747,205
Liabilities and Stockholder’s Equity
Current liabilities
Book overdrafts	$—	$1,870,192
Trade accounts payable	19,900,050	12,676,387
Accrued expenses	8,331,770	3,619,124
Accrued interest	6,276,896	2,869,791
Taxes payable	977,237	—
Total current liabilities	35,485,953	21,035,494
Line of credit	—	12,000,000
Deferred income taxes and other liabilities	4,022,627	4,363,165
Other liabilities	433,848	737,689
Long-term debt	154,335,507	157,417,963
Total liabilities	194,277,935	195,554,311
Commitments and Contingencies
Member’s equity
Member’s interest	14,038,007	14,038,007
Additional paid-in capital	232,680	313,898
Retained earnings (deficit)	2,800,759	(17,159,011)
Total stockholder’s equity(deficit)	17,071,446	(2,807,106)
Total liabilities and stockholder’s equity	$211,349,381	$192,747,205

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC
Consolidated Statements of Operations
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ending
	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006

Net sales	$56,731,139	$66,425,514	$159,956,301	$184,899,130
Cost of sales	43,699,206	57,297,565	132,501,162	167,294,986
Gross profit	13,031,933	9,127,949	27,455,139	17,604,144
Selling, general and administrative expenses	5,843,887	5,863,205	15,398,427	22,296,326
Operating profit / (loss)	7,188,046	3,264,744	12,056,712	(4,692,182)
Other income (expense)
Interest income	26,545	46,719	125,479	110,088
Interest expense	(4,684,228)	(4,819,919)	(13,387,948)	(13,859,987)
Other expense, net	(97,354)	(252,190)	(124,579)	(407,163)
Total other (expense)	(4,755,037)	(5,025,390)	(13,387,048)	(14,157,062)
Loss before income taxes	2,433,009	(1,760,646)	(1,330,336)	(18,849,244)
Provision for income taxes	360,621	161,103	1,320,791	1,110,528
Net loss	$2,072,388	$(1,921,749)	$(2,651,127)	$(19,959,772)

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC
Consolidated Statements of Cash Flows
(Unaudited)

	Thirty-Nine Weeks Ending
	October 1, 2005	September 30, 2006
Cash flows from operating activities
Net loss	$(2,651,127)	$(19,959,772)
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation of property and equipment	2,907,021	6,178,242
Amortization of intangibles and bond issue cost	4,280,506	3,957,601
Loss on disposal of assets	—	93,521
Deferred tax asset	—	911,111
Deferred tax liability	1,368,000	340,538
Interest expense on Senior PIK Notes	2,358,842	3,082,456
Compensation expense for stock options	32,415	81,219
Changes in assets and liabilities
Trade accounts receivable	(6,499,060)	(97,776)
Inventories	(1,684,225)	2,639,017
Prepaid expenses and other current assets	(214,960)	(365,927)
Other noncurrent assets	(71,858)	373,764
Trade accounts payable and accrued expenses	10,766,371	(11,936,309)
Accounts payable change in book overdraft	1,718,496	1,870,192
Accrued interest	(3,964,843)	(3,407,105)
Taxes payable	(51,950)	(977,237)
Other liabilities	—	303,841
Net cash provided by (used in) operating activities	8,293,628	(16,912,624)
Cash flows from investing activities
Capital expenditures	(11,024,135)	(12,418,137)
Net cash used in investing activities	(11,024,135)	(12,418,137)
Cash flows from financing activities
Capitalized bond issuance cost	(2,590,612)	—
Borrowings on line of credit	—	24,100,000
Payments on line of credit	—	(12,100,000)
Proceeds from issuance of Senior PIK Notes	26,000,000	—
Return of Capital payments	(23,461,972)	—
Net cash provided by(used in) financing activities	(52,584)	12,000,000
Net decrease in cash and cash equivalents	(2,783,091)	(17,330,761)
Cash and cash equivalents
Beginning of period	3,289,030	17,334,734
End of period	$505,939	$3,973

The accompanying notes are an integral part of these consolidated financial statements.

TWC HOLDING LLC
Notes to Unaudited Consolidated Financial Statements

As used in this Form 10-Q, the terms “we,” “us,” and “our” mean TWC Holding LLC and its subsidiaries, unless the context indicates otherwise

1.  Description of Business

 TWC Holding LLC (the “Company”) and its wholly owned subsidiaries The Wornick Company, a Delaware corporation (“Wornick” or the “Operating Company”) and TWC Holding Corp were formed by The Veritas Capital Fund II, L.P., and its general partner, Veritas Capital Management II, L.L.C. (collectively “Veritas”). Wornick and Veritas entered into an Asset Purchase and Sale Contract with The Wornick Company, a Nevada corporation (the “Predecessor”), and its subsidiaries, The Wornick Company Right Away Division, a Nevada corporation, The Wornick Company Right Away Division, L.P., a Texas limited partnership, and Right Away Management Corporation, a Texas corporation, that was consummated on June 30, 2004, and that resulted in the purchase by the Company and its subsidiaries, and in the sale by the Predecessor and its subsidiaries, of the business of the Predecessor and its subsidiaries as a going concern, including substantially all of the operating assets of the Predecessor and its subsidiaries. TWC Holding Corp. has no operations or assets and de minimus equity and was formed for the purpose of being a co-issuer of the Senior PIK notes described in Note 8.

The Company, through Wornick, produces, packages and distributes extended shelf-life foods, both shelf stable and frozen, in flexible pouches and semi-rigid containers, primarily for the U.S. Department of Defense (the “DoD”) and commercial customers, as well as for its own consumer-branded products.

2.  Liquidity

Our principal source of liquidity is cash flow generated from operations, current cash balances and available borrowings under our revolving loan agreement (the “Revolving Loan Agreement”) with our bank that provides the Company with $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million available upon bank approval.  Amounts outstanding against the Revolving Loan Agreement are subject to a borrowing base calculation and as of November 10, 2006, our most recent calculation suggests that we have sufficient assets to support the full $25.0 million borrowing under the Revolving Loan Agreement.  Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (7.25% at December 31, 2005 and 8.25% at September 30, 2006) as published daily by The Wall Street Journal.  As of November 10, 2006 we had no remaining available balances under the existing $15.0 million Revolving Loan Agreement.

Amounts due under the Senior Secured Notes and the Revolving Loan Agreement are subject to an intercreditor agreement. The Company is required to meet certain financial covenants related primarily to minimum working capital amounts, minimum working capital ratios, minimum profitability and minimum net worth calculations. As of September 30, 2006, we were in compliance with all financial covenants.  However, based on our most recent financial forecast, it is probable that we will violate our covenant requiring positive operating profit at December 31, 2006.

A violation of this financial covenant or one of our other financial covenants on either the intercreditor agreement or our Revolving Loan Agreement could cause us also to be in default on our other agreements, including the indentures governing our Senior Secured Notes and our  13.875% senior PIK notes due 2011 (the “Senior PIK Notes”).  In the event we were to violate our minimum profitability covenant or any of our other financial covenants, we would seek to resolve the issue either by satisfying the covenant within the allotted period or by obtaining the appropriate waivers.  If we are unable to mitigate the covenant violation within the allotted period or to obtain waivers, we would be in default under the Revolving Loan Agreement allowing the bank and the holders of our Senior Secured Notes to declare the outstanding debt on the Revolving Loan Agreement and Senior Secured Notes and the Revolving Loan Agreement immediately payable. In that event, we would seek alternative forms of financing which may not be available to us on satisfactory terms, or at all.  Our failure to obtain alternate financing would materially and adversely affect our financial condition, operating results and liquidity position.

3.   Basis of Presentation

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

Following are the dates represented by each period reported in these financial statements:

“Thirteen Weeks Ended October 1, 2005”:  July 3, 2005 – October 1, 2005

“Thirteen Weeks Ended September 30, 2006”:  July 2, 2006 – September 30, 2006
“Thirty-Nine Weeks Ended October 1, 2005”:  January 1, 2005 – October 1, 2005

“Thirty-Nine Weeks Ended September 30, 2006”:  January 1, 2006 – September 30, 2006.

4.   Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for us as of January 1, 2008 and we are evaluating the effect of adoption.

In September 2006, the FASB Staff Position No. AUG AIR-1, Accounting for Planned Major Maintenance Activities. The staff position prohibits the accrue-in-advance method of accounting for planned major maintenance activities and requires disclosure of the method of accounting for these activities. We account for all maintenance costs using the direct-expense method, whereby costs are recorded in the income statement in the same period that they are incurred. This staff position has no effect on our financial position, result of operations or liquidity.

In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements.”  SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements.  Current practice allows for the evaluation of materiality on the basis of either (1) the error quantified as the amount by which the current year income statement was misstated (“rollover method”) or (2) the cumulative error quantified as the cumulative amount by which the current year balance sheet was misstated (“iron curtain method”).  The guidance provided by SAB No. 108 requires both methods to be used in evaluating materiality (“dual approach”).  SAB No. 108 permits companies to initially apply its provisions either by (1) restating prior financial statements as if the dual approach had always been used or (2) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying value of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  The adoption of SAB No. 108 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition, measurement and disclosure of uncertain tax positions taken, or expected to be taken, in a tax return. FIN 48 is effective for us as of January 1, 2007 and we are evaluating the effect of adoption.

5.   Restructuring and Other Related Charges

On February 6, 2006, Wornick announced plans to relocate the assembly operations of its RAD Division in McAllen, Texas to the Company’s Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify logistics and reduce cost and delivery times to customers. The Company anticipates that its consolidation will be completed during the fourth quarter of 2006.

The Company anticipates that total pretax charges incurred to complete the restructuring will be approximately $4.1 million. Of the $4.1 million, $1.3 million will be paid out to the 244 employees (under pay-to-stay severance arrangements) currently located at the McAllen, Texas assembly facilities.  We anticipate that all of these employees will be terminated upon completion of the consolidation. The remaining expenses are related to accelerated depreciation on property and equipment of approximately $2.8 million, which the Company anticipates will be abandoned upon its exit from the McAllen facilities.  During the thirteen weeks and thirty-nine weeks ended September 30, 2006, the Company recorded total pretax charges of $1,216,996, and $3,950,027, respectively, all of which was recorded in the RAD segment. Of the $1,216,996 and $3,950,027 in pretax charges, $272,387 and $1,156,065 were included in selling, general and administrative expenses, during the thirteen and thirty-nine weeks ended September 30, 2006, respectively.  These costs were incurred for pay-to-stay severance arrangements for employees, 159 of whom had been terminated as of September 30, 2006, and $944,609 and $2,793,962 for the thirteen and thirty-nine weeks ended September 30, 2006 respectively, were related to accelerated depreciation on assets to be abandoned included in cost of goods sold.

A summary of the costs incurred relating to the restructuring plan is as follows:

			Non-Cash
	12/31/2005	Charges	Charges	Payments	9/30/2006
Asset write-downs	$—	$2,793,962	$(2,793,962)	$—	$—
Employee cost	—	1,156,065	—	(236,500)	919,565
Remaining Liability	$—	$3,950,027	$(2,793,962)	$(236,500)	$919,565

6.   Supplemental Balance Sheet Information

Inventories

A summary of inventories is as follows:

	December 31,	September 30,
	2005	2006

Raw materials	$17,389,308	$14,165,910
Work in process	1,593,696	64,270
Finished goods	8,971,292	11,085,099
	$27,954,296	$25,315,279

Property and Equipment, Net

A summary of property and equipment, net is as follows:

	December 31,	September 30,
	2005	2006

Leasehold improvements	$1,784,800	$7,090,223
Machinery and equipment	30,166,266	46,651,360
Office equipment, fixtures and vehicles	2,640,021	4,660,266
Construction in progress	14,005,059	2,416,013
	48,596,146	60,817,862
Less: Accumulated depreciation and amortization	5,681,919	11,781,363
	$42,914,227	$49,036,499

Depreciation expense for the thirty-nine weeks ended October 1, 2005 and September 30, 2006 was $2,907,021 and $6,178,242, respectively.  (See Note 5 for further details regarding accelerated depreciation charges.)

7.   Intangible Assets

In connection with the Acquisition described in Note 1, a portion of the purchase price was allocated to identifiable intangible assets related to the value of long-term customer supply contracts in place at the Acquisition Date.  The original value of these contracts was $24,170,000, and their useful lives range from three to eight years.  Aggregate accumulated amortization of intangibles at December 31, 2005 and September 30, 2006 amounted to $7,041,873 and $10,562,809, respectively.  Expense related to amortization of intangible assets for the thirty-nine weeks ended September 30, 2006 amounted to $3,520,936.

Scheduled amortization of these assets is as follows:

October 1, 2006 through December 31, 2006	$1,173,644
2007	4,627,918
2008	4,856,248
2009	2,421,226
2010	496,296
Thereafter	31,859
$13,607,191

8.   Notes Payable and Long-Term Debt

A summary of long-term debt at December 31, 2005 and September 30, 2006 is as follows:

	December 31,	September 30,
	2005	2006
Revolving loan agreement, due 2009, (7.25% and 8.25% at December 31, 2005 and July 1, 2006, respectively)	$—	$12,000,000

10-7/8% Senior secured notes; due 2011	125,000,000	125,000,000

13-7/8% Senior PIK notes; due 2011	29,335,507	32,417,963

Less: Current maturities	—	—
Long-term debt, excluding current maturities	$154,335,507	$169,417,963

The Operating Company has a revolving loan agreement (the “Revolving Loan Agreement”) that provides the Operating Company $15.0 million of revolving loan financing through June 30, 2009, with an additional revolving credit facility of $10.0 million becoming available upon the occurrence of certain events. Amounts outstanding under the Revolving Loan Agreement ($0 at December 31, 2005 and $12.0 million at September 30, 2006) are due June 30, 2009 and amounts outstanding are subject to limitations as determined by a calculated borrowing base.  As of November 10, 2006, we had outstanding borrowings of $15.0 million against the Revolving Loan Agreement.  Our most recent calculation of our borrowing base suggests we have sufficient assets to support the full $25.0 million borrowing available under the Revolving Loan Agreement, including the additional $10.0 million revolving credit facilities.

Interest on amounts outstanding under the Revolving Loan Agreement will vary at a fluctuating rate per annum that is equal to the prime rate (7.25% at December 31, 2005 and 8.25% at September 30, 2006) as published daily by The Wall Street Journal. Amounts outstanding under the Revolving Loan Agreement are collateralized by substantially all of the operating assets of the Company and its subsidiaries. The lien on such collateral is senior to the lien on the collateral that secures our 10-7/8% senior secured notes due 2011 (the “Senior Secured Notes”).  Interest expense incurred on the Senior Secured Notes and the Revolving Loan Agreement for the thirty-nine weeks ended September 30, 2006 was $10,162,401 and $269,074, respectively.

The Senior Secured Notes are collateralized by substantially all assets and other property of Wornick and its subsidiaries. The lien on such collateral, however, is subordinate to the lien on the collateral securing the Revolving Loan Agreement. Interest on the Senior Secured Notes is payable semi-annually.

Amounts due under the Senior Secured Notes and the Revolving Loan Agreement are subject to an intercreditor agreement. The Company is required to meet certain financial covenants related primarily to minimum working capital amounts, minimum working capital ratios, minimum profitability and minimum net worth calculations. As of September 30, 2006, we were in compliance with all financial covenants.  However, based on our most recent financial forecast, it is probable that we could violate one or more of our financial covenants at December 31, 2006.

A violation of our financial covenants on either the intercreditor agreement or our Revolving Loan Agreement could cause us to be in default on our other agreements, including the indentures governing our Senior Secured Notes and our  13.875% senior PIK notes due 2011 (the “Senior PIK Notes”).  In the event we were to violate any of our financial covenants, we would seek to resolve the issue either by satisfying the covenant within the allotted period or by obtaining the appropriate waivers.  If we are unable to mitigate the covenant violation within the allotted period or unable to obtain waivers, the outstanding debt on the Senior Secured Notes and the Revolving Loan Agreement would become payable.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued our Senior PIK Notes, in the approximate aggregate principal amount of $62,259,000 with a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of the Company and TWC Holding Corp. Neither the Operating Company nor any of its subsidiaries guaranteed the Senior PIK Notes. The Senior PIK Notes limit the Company’s ability to incur additional indebtedness, to pay dividends or make other distributions, to make certain investments and to sell certain assets or merge with or into other companies. Because we are a holding company with no operations, because we have only our investment in the Operating Company, and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Operating Company through 2011 may be required to service the $62.3 million Senior PIK Notes upon their maturity.  Interest expense incurred on the Senior PIK Notes for the thirteen and thirty-nine week periods ended September 30, 2006 was $1,159,069 and $3,348,898, respectively.

9.   Income Taxes

The Company provides for income taxes utilizing the asset liability method, whereby current income tax expense or benefit represents income taxes expected to be payable or refundable for the current period. Deferred income taxes are recognized for the tax consequences in future years as a result of differences between the tax and financial reporting bases of assets and liabilities and for the expected future tax benefit to be derived from tax credits and loss carryforwards. Valuation allowances are established when necessary to reduce deferred tax assets to the amount management believes is more likely than not to be realized in future tax returns. Tax rate changes are reflected in the period such changes are enacted.  Differences between the statutory rate and effective rate are the result of valuation allowances on deferred tax assets and deferred tax liabilities resulting from the indefinite reversal period related to goodwill.

10.   Share-Based Compensation Plan

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payments” (“SFAS No. 123R”), using the prospective adoption method, which requires the application of the accounting standard  on the first day of the Company’s fiscal year 2006 for grants issued or modified subsequent to the date of adoption, January 1, 2006.  The adoption of this new accounting standard had no impact on the Company’s consolidated financial statements for the thirteen and thirty-nine weeks ended September 30, 2006 since there were no new awards issued or modified during this period.

The Company has two classes of membership interests, Class A interests and Class B interests. Certain members of the Operating Company’s management and outside directors have received Class B interests. The Class B interests are subject to a five-year vesting schedule with any unvested interest reverting to the holders of Class A interests. Because these Class B interests were issued to members of Wornick management and directors of the Operating Company, these awards are considered to be compensatory to Wornick over the vesting period. Compensation expense related to these awards was $38,635 and $81,219, respectively, for the thirteen and thirty-nine weeks ended September 30, 2006.

11.   Operating Segment Information

The Operating Company has two operating segments: RAD and Prepared Foods Divison (“PFD”). RAD is located in Texas and primarily sells its product to the DoD.  PFD is located in Ohio and also sells directly to the DoD as well as to commercial branded food companies and inter-segment sales to RAD. Management evaluates segment performance based on several factors, including operating profit.

During the thirty-nine weeks ended September 30, 2006, the RAD segment incurred $3,950,027 of restructuring related charges.

The Company’s net sales by product line for the periods indicated are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in thousands of dollars)	October 1, 2005	September 30, 2006	October 1, 2005	September 30, 2006
DoD Net Sales
Meals Ready-to-Eat (“MRE”)	$25,200	$25,683	$83,964	$77,752
Unitized Group Rations-A (“UGR-A”)	13,842	19,800	36,143	45,916
Military other	3,785	1,672	7,319	4,067
Total DoD net sales	42,827	47,155	127,426	127,735
Co-manufactured	11,741	15,810	28,515	51,899
Specialty and Other	2,163	3,460	4,015	5,265
	$56,731	$66,425	$159,956	$184,899

During the thirty-nine weeks ended October 1, 2005 and September 30, 2006, the Company had one major customer, the DoD, which accounted for approximately $127,426,000 and $127,735,000, or 79.7% and 69.1%, of net revenue, respectively.  Approximately $12,631,000, or 62.1%, and $6,525,000, or 33.8%, of net receivables were attributable to the DoD at October 1, 2005 and September 30, 2006, respectively.

Unaudited reportable operating segment financial information for the thirteen weeks ended October 1, 2005 and September 30, 2006 is as follows:

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
October 1, 2005	$40,020,057	$—	$8,588,604	$547,962	$32,594,130	$252,041
September 30, 2006	42,860,632	3,765,356	6,133,651	1,285,490	20,803,255	190,664
Prepared Foods
October 1, 2005	16,711,081	7,986,602	3,045,671	1,621,412	73,898,785	3,586,410
September 30, 2006	23,564,882	3,535,891	1,653,135	1,996,539	99,931,307	5,273,076
Corporate
October 1, 2005	—	—	(4,409,802)	170,700	106,600,443	—
September 30, 2006	—	—	(4,522,042)	147,191	83,829,259	—
Eliminations
October 1, 2005	—	(7,986,602)	—	—	(61,496,468)	—
September 30, 2006	—	(7,301,247)	—	—	(41,427,473)	—
TWC Holding LLC
October 1, 2005	—	—	(36,427)	99,741	40,192,066	—
September 30, 2006	—	—	—	88,815	29,610,857	—
Total Company
October 1, 2005	56,731,138	—	7,188,046	2,439,815	191,788,956	3,838,451
September 30, 2006	66,425,514	—	3,264,744	3,518,035	192,747,205	5,463,740

Included in the total assets of the Corporate segment is approximately $77.6 million of goodwill, which is tested annually for impairment.  The recoverability of goodwill is based upon the fair value of the reporting segments, which is determined by a discounted cash flow analysis.  For our analysis, goodwill was allocated to RAD and PFD at the Acquisition Date in the respective amounts of $28.9 million and $48.6 million.  The Company completed its annual impairment test of goodwill and determined that there was no impairment at December 31, 2005. We are unaware of any events that may have triggered the need for an interim assessment between our assessment date and issuance of our Form 10-Q for the thirty-nine weeks ended September 30, 2006.

Unaudited reportable operating segment financial information for the thirty-nine weeks ended October 1, 2005 and September 30, 2006 is as follows:

			Operating
	Trade	Inter-segment	Profit	Depreciation/	Total	Capital
Operating Segments	Revenue	Revenue	(Loss)	Amortization	Assets	Expenditures

Right Away Division
October 1, 2005	$122,615,594	$—	$20,666,404	$1,612,241	$32,594,130	$427,366
September 30, 2006	123,376,897	3,765,356	12,570,623	4,045,665	20,803,255	294,503
Prepared Foods
October 1, 2005	37,340,707	28,106,199	(2,018,861)	4,815,717	73,898,785	10,596,769
September 30, 2006	61,522,233	20,115,485	981,741	5,653,513	99,931,307	12,123,634
Corporate
October 1, 2005	—	—	(6,481,498)	512,100	106,600,443	—
September 30, 2006	—	—	(18,240,276)	170,222	83,829,259	—
Eliminations
October 1, 2005	—	(28,106,199)	—	—	(61,496,468)	—
September 30, 2006	—	(23,880,841)	—	—	(41,427,473)	—
TWC Holding LLC						—
October 1, 2005	—	—	(109,333)	247,469	40,192,066	—
September 30, 2006	—	—	(4,270)	266,443	29,610,857	—
Total Company
October 1, 2005	159,956,301	—	12,056,712	7,187,527	191,788,956	11,024,135
September 30, 2006	184,899,130	—	(4,692,182)	10,135,843	192,747,205	12,418,137

12.   Consolidating Financial Information

The following information presents the unaudited consolidating balance sheets at December 31, 2005 and September 30, 2006, the unaudited consolidating statements of operations for the thirteen and thirty-nine weeks ended October 1, 2005 and September 30, 2006, and the unaudited consolidating statements of cash flows for the thirty-nine weeks ended October 1, 2005 and September 30, 2006, respectively.

Consolidating balance sheet at December 31, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,973	$509,176	$16,821,585	$—	$17,334,734
Trade accounts receivable	—	4,891,849	14,294,964	—	19,186,813
Interdivision receivables	—	3,784,303	(3,784,303)	—	—
Inventories	—	12,043,759	15,910,537	—	27,954,296
Prepaid expenses and other current assets	4,269	234,304	391,671	—	630,244
Deferred income taxes	—	1,403,035	—	—	1,403,035
Total current assets	8,242	22,866,426	43,634,454	—	66,509,122

Investments in subsidiary guarantors	44,326,348	38,298,917	—	(82,625,265)	—
Property and equipment, net	—	36,850,845	6,063,382	—	42,914,227
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	14,563,125	2,565,002	—	17,128,127
Other noncurrent assets	2,169,963	4,884,798	169,937	—	7,224,698
Total assets	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381
Liabilities and Stockholder’s Equity
Current liabilities
Trade accounts payable	$97,600	$9,743,912	$10,058,538	$—	$19,900,050
Accrued expenses	—	4,256,450	4,075,320	—	8,331,770
Accrued interest	—	6,276,896	—	—	6,276,896
Taxes payable	—	977,237	—	—	977,237
Total current liabilities	97,600	21,254,495	14,133,858	—	35,485,953

Deferred income taxes	—	4,022,627	—	—	4,022,627
Other liabilities	—	433,848	—	—	433,848
Long-term debt, excluding current maturities	29,335,507	125,000,000	—	—	154,335,507
Total liabilities	29,433,107	150,710,970	14,133,858	—	194,277,935
Member’s equity
Members Equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	232,680	37,732,680	26,624,729	(64,357,409)	232,680
Retained earnings/(deficit)	2,800,759	6,593,668	11,674,188	(18,267,856)	2,800,759
Total member’s equity/(deficit)	17,071,446	44,326,348	38,298,917	(82,625,265)	17,071,446
Total liabilities and member’s equity	$46,504,553	$195,037,318	$52,432,775	$(82,625,265)	$211,349,381

Consolidating balance sheet at September 30, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company	Subsidiary Guarantors	Eliminations	Total
Assets
Current assets
Cash and cash equivalents	$3,973	$—	$—	$—	$3,973
Trade accounts receivable	—	14,325,359	4,959,230	—	19,284,589
Interdivision receivables	—	(7,861,157)	7,861,157	—	—
Inventories	—	22,866,522	2,448,757	—	25,315,279
Prepaid expenses and other current assets	—	411,046	585,125	—	996,171
Deferred income taxes	—	491,924	—	—	491,924
Total current assets	3,973	30,233,694	15,854,269	—	46,091,936

Investments in subsidiary guarantors	27,800,963	13,626,510	—	(41,427,473)	—
Property and equipment, net	—	46,198,010	2,838,489	—	49,036,499
Goodwill	—	77,573,207	—	—	77,573,207
Intangible assets, net	—	11,659,688	1,947,503	—	13,607,191
Other noncurrent assets	1,805,921	4,469,457	162,994	—	6,438,372
Total assets	29,610,857	$183,760,566	$20,803,255	(41,427,473)	$192,747,205
Liabilities and Stockholder’s Equity
Current liabilities
Book overdraft	—	342,205	1,527,987	—	1,870,192
Trade accounts payable	—	8,948,474	3,727,913	—	12,676,387
Accrued expenses	—	1,698,279	1,920,845	—	3,619,124
Accrued interest	—	2,869,791	—	—	2,869,791
Total current liabilities	—	13,858,749	7,176,745	—	21,035,494

Line of credit	—	12,000,000	—	—	12,000,000
Deferred income taxes	—	4,363,165	—	—	4,363,165
Other liabilities	—	737,689	—	—	737,689
Long-term debt, excluding current maturities	32,417,963	125,000,000	—	—	157,417,963
Total liabilities	32,417,963	155,959,603	7,176,745	—	195,554,311
Stockholder’s equity
Members Equity	14,038,007	—	—	—	14,038,007
Additional paid-in capital	313,898	37,813,899	26,624,729	(64,438,628)	313,898
Retained earnings/(deficit)	(17,159,011)	(10,012,936)	(12,998,219)	23,011,155	(17,159,011)
Total member’s equity/(deficit)	(2,807,106)	27,800,963	13,626,510	(41,427,473)	(2,807,106)
Total liabilities and member’s equity	29,610,857	$183,760,566	$20,803,255	(41,427,473)	$192,747,205

Consolidating statement of operations for the thirteen weeks ended October 1, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company	Subsidiary Guarantors	Eliminations	Total
Net sales	$—	$24,697,684	$40,020,057	$(7,986,602)	$56,731,139
Cost of sales	—	21,443,261	30,242,547	(7,986,602)	43,699,206
Gross profit	—	3,254,423	9,777,510	—	13,031,933
Selling, general and administrative expenses	36,427	4,618,554	1,188,906	—	5,843,887
Operating (loss) profit	(36,427)	(1,364,131)	8,588,604	—	7,188,046
Other (expense) income
Interest income	—	4,761	21,784	—	26,545
Interest expense	(1,045,645)	(3,638,583)	—	—	(4,684,228)
Executive/administration income (expense)	—	15,842,002	(15,842,002)	—	—
Other (expense) income, net	—	(101,354)	4,000	—	(97,354)
Equity in earnings of subsidiary guarantors	3,154,458	(7,227,614)	—	4,073,156	—
Total other income (expense)	2,108,813	4,879,212	(15,816,218)	4,073,156	(4,755,037)
Income (loss) before income taxes	2,072,386	3,515,081	(7,227,614)	4,073,156	2,433,009
Provision for income taxes	—	360,621	—	—	360,621
Net income (loss)	$2,072,386	$3,154,460	$(7,227,614)	$4,073,156	$2,072,388

Consolidating statement of operations for the thirteen weeks ended September 30, 2006 (unaudited):

	TWC Holding	The Wornick	Subsidiary
	LLC	Company	Guarantors	Eliminations	Total
Net sales	$—	$27,100,773	$46,625,988	$(7,301,247)	$66,425,514
Cost of sales	—	25,465,383	39,133,429	(7,301,247)	57,297,565
Gross profit	—	1,635,390	7,492,559	—	9,127,949
Selling, general and administrative expenses	—	4,504,297	1,358,908	—	5,863,205
Operating profit	—	(2,868,907)	6,133,651	—	3,264,744
Other (expense) income
Interest income	—	42,976	3,743	—	46,719
Interest expense	(1,159,069)	(3,661,830)	980	—	(4,819,919)
Executive/administration (expense) income	—	15,583,779	(15,583,779)	—	—
Other (expense) income, net	—	(251,450)	(740)	—	(252,190)
Equity in earnings of subsidiary guarantors	(762,680)	(9,446,145)	—	10,208,825	—
Total other (expense) income	(1,921,749)	2,267,330	(15,579,796)	10,208,825	(5,025,390)
Income before income taxes	(1,921,749)	(601,577)	(9,446,145)	10,208,825	(1,760,646)
Income tax expense	—	161,103	—	—	161,103
Net income	$(1,921,749)	$(762,680)	$(9,446,145)	$10,208,825	$(1,921,749)

Consolidating statement of operations for the thirty-nine weeks ended October 1, 2005 (unaudited):

	TWC Holding	The Wornick	Subsidiary
	LLC	Company	Guarantors	Eliminations	Total
Net sales	$—	$65,446,906	$122,615,594	$(28,106,199)	$159,956,301
Cost of sales	—	62,681,340	97,926,021	(28,106,199)	$132,501,162
Gross profit	—	2,765,566	24,689,573	—	27,455,139
Selling, general and administrative expenses	109,333	11,265,925	4,023,169	—	$15,398,427
Operating (loss) profit	(109,333)	(8,500,359)	20,666,404	—	12,056,712
Other (expense) income
Interest income	—	15,339	110,140	—	$125,479
Interest expense	(2,606,311)	(10,781,543)	(94)	—	$(13,387,948)
Executive/administration income (expense)	—	25,723,152	(25,723,152)	—	$—
Other (expense) income, net	—	(267,383)	142,804	—	$(124,579)
Equity in earnings of subsidiary guarantors	64,517	(4,803,898)	—	4,739,381	$—
Total other (expense) income	(2,541,794)	9,885,667	(25,470,302)	4,739,381	(13,387,048)
(Loss) income before income taxes	(2,651,127)	1,385,308	(4,803,898)	4,739,381	(1,330,336)
Provision for income taxes	—	1,320,791	—	—	$1,320,791
Net (loss) income	$(2,651,127)	$64,517	$(4,803,898)	$4,739,381	$(2,651,127)

Consolidating statement of operations for the thirty-nine weeks ended September 30, 2006 (unaudited):

	TWC Holding	The Wornick	Subsidiary
	LLC	Company	Guarantors	Eliminations	Total
Net sales	$—	$81,637,718	$127,142,253	$(23,880,841)	$184,899,130
Cost of sales	—	80,811,106	110,364,721	(23,880,841)	167,294,986
Gross profit	—	826,612	16,777,532	—	17,604,144
Selling, general and administrative expenses	4,270	18,085,147	4,206,909	—	22,296,326
Operating profit	(4,270)	(17,258,535)	12,570,623	—	(4,692,182)
Other (expense) income
Interest income	—	61,548	48,540	—	110,088
Interest expense	(3,348,898)	(10,510,318)	(771)	—	(13,859,987)
Executive/administration (expense) income	—	37,291,678	(37,291,678)	—	—
Other (expense) income, net	—	(408,042)	879	—	(407,163)
Equity in earnings of subsidiary guarantors	(16,606,604)	(24,672,407)	—	41,279,011	—
Total other (expense) income	(19,955,502)	1,762,459	(37,243,030)	41,279,011	(14,157,062)
Income before income taxes	(19,959,772)	(15,496,076)	(24,672,407)	41,279,011	(18,849,244)
Income tax expense	—	1,110,528	—	—	1,110,528
Net income	$(19,959,772)	$(16,606,604)	$(24,672,407)	$41,279,011	$(19,959,772)

Consolidating statement of cash flows for the thirty-nine weeks ended October 1, 2005 (unaudited):

	TWC Holding LLC	The Wornick Company	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(2,651,127)	$64,517	$(4,803,898)	$4,739,381	$(2,651,127)
Adjustments to reconcile net income to net cash provided by (used-in) operating activities
Equity in earnings of subsidiary guarantors	(64,517)	4,803,898	—	(4,739,381)	—
Depreciation of property and equipment	—	1,912,280	994,741	—	2,907,021
Amortization of intangibles and bond issuance cost	247,469	3,415,537	617,500	—	4,280,506
Deferred tax liability	—	1,368,000	—		1,368,000
Interest expense on Senior PIK Notes	2,358,842	—	—	—	2,358,842
Compensation expense for stock options	—	32,415	—	—	32,415
Changes in assets and liabilities
Trade accounts receivable	—	(1,468,965)	(5,030,095)	—	(6,499,060)
Interdivisional receivables/payables, net	—	1,645,895	(1,645,895)	—	—
Inventories	—	(4,229,789)	2,545,564	—	(1,684,225)
Prepaid expenses and other current assets	(16,667)	(90,296)	(107,997)	—	(214,960)
Other noncurrent asset	—	(54,594)	(17,264)	—	(71,858)
Trade accounts payable and accrued expenses	290,349	4,410,694	6,065,328	—	10,766,371
Accounts payable change in book overdraft	—	1,718,496	—	—	1,718,496
Accrued interest	—	(3,964,843)	—	—	(3,964,843)
Taxes payable	—	(51,950)	—	—	(51,950)
Net cash provided by (used in) operating activities	164,349	9,511,295	(1,382,016)	—	8,293,628
Cash flows from investing activities
Capital expenditures	—	(10,596,769)	(427,366)	—	(11,024,135)
Net cash used-in investing activities	—	(10,596,769)	(427,366)	—	(11,024,135)
Cash flows from financing activities
Capitalized bond issuance cost	(2,590,612)	—	—	—	(2,590,612)
Proceeds from issuance of Senior PIK Notes	26,000,000	—	—	—	26,000,000
Return of Capital payments	(23,461,972)	—	—	—	(23,461,972)
Net cash used in financing activities	(52,584)	—	—	—	(52,584)
Net increase (decrease) in cash and cash equivalents	111,765	(1,085,474)	(1,809,382)	—	(2,783,091)
Cash and cash equivalents
Beginning of period	—	1,085,474	2,203,556	—	3,289,030
End of period	$111,765	$—	$394,174	$—	$505,939

Consolidating statement of cash flows for the thirty-nine weeks ended September 30, 2006 (unaudited):

	TWC Holding LLC	The Wornick Company	Subsidiary Guarantors	Eliminations	Total
Cash flows from operating activities
Net (loss) income	$(19,959,772)	$(16,606,604)	$(24,672,407)	$41,279,011	$(19,959,772)
Adjustments to reconcile net income to net cash provided by (used-in) operating activities
Equity in earnings of subsidiary guarantors	16,606,604	24,672,407	—	(41,279,011)	—
Depreciation of property and equipment	—	2,750,076	3,428,166	—	6,178,242
Amortization of intangibles and bond issuance cost	266,443	3,073,659	617,499	—	3,957,601
Fixed asset transfers	—	(91,230)	91,230	—	—
Gain (loss) on disposal of assets	—	93,521	—	—	93,521
Deferred tax asset	—	911,111	—	—	911,111
Deferred tax liability		340,538	—	—	340,538
Interest expense on Senior PIK Notes	3,082,456	—	—	—	3,082,456
Compensation expense for stock options	—	81,219	—	—	81,219
Changes in assets and liabilities
Trade accounts receivable	—	(9,433,510)	9,335,734	—	(97,776)
Interdivisional receivables/payables, net	—	11,645,460	(11,645,460)	—	—
Inventories	—	(10,822,763)	13,461,780	—	2,639,017
Prepaid expenses and other current assets	4,269	(176,742)	(193,454)	—	(365,927)
Other noncurrent asset	97,600	269,221	6,943	—	373,764
Trade accounts payable and accrued expenses	(97,600)	(3,353,609)	(8,485,100)	—	(11,936,309)
Accounts payable change in book overdraft	—	342,205	1,527,987	—	1,870,192
Accrued interest	—	(3,407,105)	—	—	(3,407,105)
Taxes payable	—	(977,237)	—	—	(977,237)
Other liabilities	—	303,841	—	—	303,841
Net cash used in operating activities	—	(385,542)	(16,527,082)	—	(16,912,624)
Cash flows from investing activities
Capital expenditures	—	(12,123,634)	(294,503)	—	(12,418,137)
Net cash used-in investing activities	—	(12,123,634)	(294,503)	—	(12,418,137)
Cash flows from financing activities
Borrowings on line of credit	—	24,100,000	—	—	24,100,000
Payments on line of credit	—	(12,100,000)	—	—	(12,100,000)
Net cash provided by financing activities	—	12,000,000	—	—	12,000,000
Net decrease in cash and cash equivalents	—	(509,176)	(16,821,585)	—	(17,330,761)
Cash and cash equivalents
Beginning of period	3,973	509,176	16,821,585	—	17,334,734
End of period	$3,973	$—	$—	$—	$3,973

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

We are a leading supplier of individual and group military field rations to the Department of Defense (the “DoD”). We specialize in the production, packaging and distribution of extended shelf-life, shelf stable and frozen foods in flexible pouches and semi-rigid containers. With over 30 years of experience in the food manufacturing and food processing businesses, we believe we have a reputation for superior quality and service in developing and producing unique meal solutions for the military and for the consumer and foodservice markets. We are a primary supplier to the DoD of Meals Ready-to-Eat (the “MREs”), Unitized Group Rations-A (the “UGR-As”) and the polymeric trays (the “Tray-Packs”) used in the Unitized Group Rations-Heat & Serve program. Our customers also include Kraft Foods, Inc. (“Kraft”), Gerber Products Company  (“Gerber”), the Quaker Oats Company (“Quaker”), Delmonte Food Company (“Delmonte”) and the Canadian Ministry of Defense.

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

On March 30, 2006, we were notified by the Defense Supply Center Philadelphia (the “DSCP”) that the Company had been awarded a 25% share level in the MRE-26-to-30 DoD contract that runs from fiscal 2006 through 2010.  Most recently, our share of similar MRE contracts has been 35%.  While this share level is below historical levels, we do not anticipate that it will have a significant impact on our results of operations or cash flows, because we expect increased revenues during fiscal 2006 through 2010 from other military-type contracts and from other co-manufacturing and branded businesses.

On June 6, 2006, the Company entered into a series of agreements with Advocacy and Resources Corporation, a Tennessee Not-For-Profit Corporation (“AARC”), and its affiliate ARC Diversified, Inc., also a Tennessee Not-For-Profit Corporation (“ARCDI” and collectively, “AARC”). In the agreement, AARC agreed to transfer its rights and obligations under its existing UGR-A contract # SPM300-04-D-Z215 with the DSCP.  In exchange for these rights, the Company executed an exclusive service agreement with AARC whereby AARC agreed to provide UGR-A assembly services to the Company on a fixed fee basis. These agreements are subject to pending approval by the DSCP.  Since the execution of these agreements, AARC has filed for bankruptcy, and therefore, we do not anticipate that these agreements will generate additional UGR-A CONUS (Continental United States) revenues.

Restructuring

On February 6, 2006, the Operating Company announced plans to relocate the assembly operations of its Right Away Division (“RAD”) in McAllen, Texas to the Company’s Cincinnati, Ohio location in order to better position the Company’s production and assembly operations from a geographical standpoint, simplify logistics and reduce cost and delivery times to customers.

Through September 30, 2006, our RAD facility accounted for $123.4 million in Military revenue associated with the final assembly of MREs, UGR-As and our other military products such as TOTM, Bakery and HDR excluding inter-company sales of $3.8 million.  As of October 28, 2006, all of this assembly and production has been transferred to our Prepared Foods Division (“PFD”) in Cincinnati, Ohio.

As of October 28, 2006 we have incurred $4.0 million of the $4.1 million of restructuring expenses accounted for under Statement of Financial Accounting Standard No. 146, Accounting for Cost Associated with Exit and Disposal Activities (“SFAS No. 146”) which have been described in more detail in note 5 to our consolidated financial statements.  In addition to restructuring expenses accounted for under SFAS 146, we have recorded additional one-time expenses associated with the consolidation project in the amount of $1.3 million.  These expenses are associated with non-capitalizable project consulting expenses of $0.3 million, travel related expenditures of $0.1 million, relocation and hiring costs of $0.3 million, and transportation and temporary storage of RAD inventory and property and equipment of $0.6 million.

As of October 28, 2006 we had incurred $9.0 million for capital expenditures.  Of the $9.0 million, in capital expenditures, $5.3 million relates to leasehold improvements for the new assembly facility, $3.1 million for machinery and equipment and $0.6 million for furniture and fixtures.  Due to the delay in space becoming available to us and the current liquidity situation as disclosed in Note 2 to our consolidated financial statements, a portion of any remaining leasehold and furniture and fixtures expenditures may be delayed.

As of October 28, 2006 all operations have ceased in McAllen, Texas and all full-time and temporary employees have been terminated.  To assist with the closure of McAllen, Texas we retained the services of two former employees on a part-time basis through year end 2006.  We currently have three remaining leased facilities in McAllen, Texas with an approximate monthly expense of $148,000 for rent and property taxes.   During the fourth quarter 2006, we began to actively seek exiting these facilities and believe that two of the three leases will be fully exited prior to December 31, 2006.  If we are unable to exit these leases prior to December 31, 2006, we will be required to record additional restructuring charges for these lease obligations less the realizable value of any sublease payments we can reasonably expect to receive.  We are currently in the process of evaluating the potential for any remaining lease liabilities at year end, and as such, have not determined the fair market value of those liabilities at this time. We believe that any other remaining expenses related to the closure of McAllen will not be significant for the remainder of fiscal 2006 and do not anticipate any material impact on our fiscal 2007 operating performance related to McAllen, Texas operations.

Results of Operations

The amounts provided below have been rounded and are therefore approximates that may or may not fully agree with the information provided for in the financial statements.  In addition, the results for the periods described are not necessarily indicative of results to be achieved for the full year.

Comparison of the thirteen weeks ended September 30, 2006 to the thirteen weeks ended October 1, 2005

Net Sales.  Our net sales for the thirteen weeks ended September 30, 2006 were $66.4 million, an increase of approximately $9.7 million, or 17.1%, compared to net sales of $56.7 million for the thirteen weeks ended October 1, 2005.  The increase in net sales resulted from (i) increased co-manufacturing sales of $4.1 million, (ii) increased military sales of $4.3 million, and (iii) increased branded sales of $1.3 million. The increase in co-manufacturing sales of $4.1 million was attributable to $3.4 million in new co-manufacturing business initiatives with Nutrisystem, Inc. which was added during the fourth quarter of 2005 and increased sales to existing co-manufacturing customers Kraft and Gerber of $3.4 million.  These co-manufacturing increases were offset by $2.1 million for the discontinuance of our co-manufacturing contract with Delmonte and approximately $0.9 million in lower sales to other existing co-manufacturing customers during the thirteen weeks ended September 30, 2006.  The increase in military sales of $4.3 million was primarily related to increased sales of UGR-A OCONUS (outside the Continental United States) orders of $6.0 million which were offset by decreases in other military sales.  The increase in specialty sales was driven by the launch of our Eversafe brand which was partially offset by lower sales of other specialty products and the discontinuance of our Homestyle Express and Asian Style Select brands in the third quarter of 2005.

Gross Profit.  Our gross profit for the thirteen weeks ended September 30 2006, was $9.1 million, a decrease of approximately $3.9 million, or 30.0%, compared to gross profit of $13.1 million for the thirteen weeks ended October 1, 2005. As a percentage of net sales, our gross profit was 13.7% and 23.0% for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively.  Gross profit was unfavorably impacted by accelerated depreciation of approximately $0.9 million of the McAllen facilities due to the consolidation, unfavorable production variances of approximately $2.8 million, of which $1.0 million is related to our co-manufacturing business, $1.0 million is related to military and $0.8 is related to our branded products business.  Of the $2.8 million in unfavorable production variances $1.0 million is related to unfavorable labor usage and $1.8 million in unfavorable material pricing and usage.  Of the $1.0 million in unfavorable usage variances, approximately $0.6 million was related to military products and start-up production in Cincinnati running concurrently with production in McAllen.  The remaining labor variances are related to co-manufacturing variances on our Gerber line as additional less efficient lines were utilized to meet customer demand and quality issues with our Kraft contract due to additional cost incurred related to higher microbe counts primarily during the third quarter of fiscal 2006.  The quality issues with our Kraft contract were resolved during the third quarter of 2006.  Of the $1.8 million in unfavorable pricing and material usage variances, $0.5 million is related to co-manufacturing customers Kraft and Keefe, $0.5 million is related to military UGR-As and $0.8 million is related to unfavorable pricing and usage on production of our new Eversafe brand.  The remaining decrease in gross profit is attributable to approximately $0.7 million lost contribution margin on military Tray-Pack sales due to the delay of the award which was offset by higher margins earned on our specialty products of approximately $0.6 million due to the introduction of our Eversafe brand.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses for the thirteen weeks ended September 30, 2006 were $5.9 million, representing an increase of less than $0.1 million, compared to selling, general and administrative expenses of $5.8 million for the thirteen weeks ended October 1, 2005.  This increase was primarily the result of approximately $0.3 million in severance expenses for employee pay-to-stay severance arrangements associated with the shutdown of our McAllen, Texas assembly facilities, offset by decreased headcount at our corporate headquarters.

Operating Profit.   For the thirteen weeks ended September 30, 2006, we earned an operating profit of approximately $3.3 million, a decrease of $4.0 million compared to our operating profit of $7.2 million for the thirteen weeks ended October 1, 2005.

Interest Expense.  Our interest expense for the thirteen weeks ended September 30, 2006 was approximately $4.8 million, representing an increase of  $0.1 million compared to interest expense of approximately $4.7 million for the thirteen weeks ended October 1, 2005. The minor increase in interest expense is primarily the result of increased interest expense incurred on our line of credit borrowing offset by the timing of interest expense on our senior secured notes due 2011 (the “Senior Secured Notes”).

Interest Income.  Our interest income for the thirteen weeks ended September 30, 2006 was approximately $47,000, representing a increase of approximately $20,000 compared to interest income of approximately $27,000 for the thirteen weeks ended October 1, 2005. The increase in interest income is due to larger average daily balances maintained in our operating accounts during the thirteen weeks ended September 30, 2006 as compared to average daily balances for the thirteen weeks ended October 1, 2005.

Other Expense, Net.  Our other expense, net for the thirteen weeks ended September 30, 2006 was approximately $252,000, representing an increase of expenses of approximately $155,000 compared to other expense, net of approximately $97,000 for the thirteen weeks ended October 1, 2005.  The increase in other expense is primarily attributable to increased bank charges and loss on disposal of assets in 2006 that did not occur during the thirteen weeks ended October 1, 2005.

Provision For Income Taxes.  Expenses related to federal, state and local taxes for the thirteen weeks ended September 30, 2006 were approximately $161,000 compared to approximately $361,000 for the thirteen weeks ended October 1, 2005.   The decrease in tax expense is due to federal refunds of taxes paid in the prior year.  No tax benefit has been recognized associated with the operating losses as management believes that it is more likely than not that these tax benefits will not be realized based on the existing uncertainty whether we will generate future taxable income due to ongoing additional tax deductions related to goodwill amortization. As such, we have recorded approximately $463,000 of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to goodwill amortization.

Net Loss.  As a result of the foregoing, we incurred a net loss of approximately $1.9 million for the thirteen weeks ended September 30, 2006, a decrease in net income of approximately $4.0 million compared to net income of approximately $2.1 million for the thirteen weeks ended October 1, 2005.

Comparison of the thirty-nine weeks ended September 30, 2006 to the thirty-nine weeks ended October 1, 2005

Net Sales.   Our net sales for the thirty-nine weeks ended September 30, 2006 were $184.9 million, an increase of approximately $24.9 million, or 15.6%, compared to net sales of $160.0 million for the thirty-nine weeks ended October 1, 2005. The increase in net sales resulted primarily from (i) increased co-manufacturing net sales of approximately $23.4 million, of which approximately $10.0 million was attributable to increased sales volumes to existing co-manufacturing customers while $13.3 million was attributable to new co-manufacturing projects; (ii) increased net sales to the DoD of approximately $0.3 million, which consisted of a $9.8 million increase in UGR-A sales, a $6.2 million decrease in MRE sales and a $3.3 million decrease in other military sales.  The remaining change in our sales for the thirty-nine weeks ended September 30, 2006 is related to minor changes in our branded other product sales of $1.2 million attributable to the launch of our Eversafe brand and offset by discontinued sales of our Homestyle Express and Asian Style Select brands.

Gross Profit.  Our gross profit for the thirty-nine weeks ended September 30, 2006 was $17.6 million, representing a decrease of approximately $9.8 million, or 35.9%, compared to gross profit of $27.4 million for the thirty-nine weeks ended October 1, 2005, respectively.  As a percentage of net sales, our gross profit was 9.5% and 17.2% for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.  The decrease in gross profit was caused by; (i) a decrease in gross profit on sales to the DoD of approximately $7.2 million due to (a) $2.8 million in accelerated depreciation expense on those fixed assets that we intend to abandon upon the completion of the McAllen consolidation, (b) $1.4 million of gross margin impact due to the sales mix of MREs and UGR-As, (c) $1.2 million due to the continued delay of the fiscal 2006 Tray-Pack award, (d) approximately $0.7 million in unfavorable material use and price variances largely associated with UGR-A sales, (e) approximately $0.7 million in unfavorable labor variances primarily attributable to MRE production start-up in Cincinnati running concurrently with production in McAllen and (f) $0.4 million due to product mix on other military products and MRE volume variances, (ii) $4.8 million in decreased gross profits on sales of co-manufacturing products due to (a) $2.3 million in decreased gross margin due to higher product cost on additional sales volumes, (b) $1.6 million in unfavorable variances related to material price and usage and (c) $0.9 million in unfavorable labor use variances.  Of the total production variances of $2.5 million, $1.4 million is related to start-up inefficiencies on our Gerber line and approximately $0.5 million is related to quality issues with our Kraft contract due to additional cost incurred related to higher microbe counts primarily during the third quarter of fiscal 2006. The quality issues with our Kraft contract were resolved during the third quarter of 2006. These decreases in gross profit were positively offset by higher gross profit earned on our specialty brands of approximately $2.2 million, primarily as a result of the current year launch of our Eversafe brand and discontinuance of the Homestyle Express and Asian Style Select brands in the prior year.

Selling, General and Administrative Expenses.   Our selling, general and administrative expenses for the thirty-nine weeks ended September 30, 2006 were $22.3 million, an increase of $6.9 million, or 44.8%, compared to selling, general and administrative expenses of approximately $15.4 million for the thirty-nine weeks ended October 1, 2005. Our selling, general and administrative expenses increased over the prior period due to additional (i) severance cost of approximately $1.2 million for employee pay-to-stay severance arrangements associated with our McAllen facilities which were offset by approximately $1.0 million of reduced expenditures due to headcount transfers to our corporate office and other reduced selling, general and administrative expenses; (ii) employee-related cost of $2.4 million for increased headcount, salary, wages and benefits at our corporate facility; (iii) severance and employee recruiting cost of approximately $0.4 million; (iv) project expenses of $1.2 million; (v) sales, advertising and promotional costs of approximately $0.8 million; (vi) travel related expenditures primarily in support of sales and the McAllen consolidation of approximately $0.4 million; (vii) increased consulting and professional fees of approximately $1.1 million; and (viii) additional cost in support of our corporate facility of approximately $0.5 million.  The remaining difference is due to immaterial administrative expenses incurred by TWC Holding in relation to issuance of the Senior PIK Notes.

Operating Profit (Loss).  Our loss from operations was approximately $4.7 million for the thirty-nine weeks ended September 30, 2006, a decrease of approximately $16.7 million compared to operating profit of approximately $12.1 million for the thirty-nine weeks ended October 1, 2005.

Interest Expense.  Our interest expense for the thirty-nine weeks ended September 30, 2006 was approximately $13.9 million, representing a increase of approximately $0.5 million, compared to interest expense of approximately $13.4 million for the thirty-nine weeks ended October 1, 2005. The decrease in interest expense is primarily the result of increased interest expense incurred on our line of credit borrowing offset by timing of interest expense on our Senior Secured Notes.

Interest Income.  Our interest income for the thirty-nine weeks ended September 30, 2006 was approximately $0.1 million, a decrease of approximately $15,000 compared to interest income of approximately $0.1 million for the thirty-nine weeks ended October 1, 2005. The decrease in interest income is due to higher interest earned on average daily balances maintained in fiscal 2005 as compared to fiscal 2006.

Other Expense, Net.  Our other expense, net for the thirty-nine weeks ended September 30, 2006 was approximately $0.4 million, representing an increase of approximately $0.3 million, compared to other expense of $0.1 million for the thirty-nine weeks ended October 1, 2005. The increase in other expense, net is attributable to no value engineering income being earned in fiscal 2005 as compared to fiscal 2006 and further increased by losses on disposal of assets and higher bank fees in fiscal 2006.

Provision For Income Taxes.  Expenses related to federal, state and local taxes for the thirty-nine weeks ended September 30, 2006 were approximately $1.1 million compared to approximately $1.3 million for the thirty-nine weeks ended October 1, 2005. The decrease in tax expense is largely attributable to refunds on federal income taxes for fiscal 2005.  During the current year, no tax benefit has been recognized associated with the operating losses as management believes that it is more likely than not that these tax benefits will not be realized based on the existing uncertainty whether we will generate future taxable income due to ongoing additional tax deductions related to goodwill amortization. As such, we have recorded approximately $1.3 million of additional valuation allowance on net deferred tax assets associated with the indefinite reversal period related to goodwill amortization.

Net Loss.  As a result of the foregoing, we incurred a net loss of approximately $20.0 million for the thirty-nine weeks ended September 30, 2006, an increase in net loss of approximately $17.3 million compared to a net loss of approximately $2.7 million for the thirty-nine weeks ended October 1, 2005.

Operating Segment Results

Comparison of the thirteen weeks ended September 30, 2006 to the thirteen weeks ended October 1, 2005

Net Sales.  Net sales for our RAD segment for the thirteen weeks ended September 30, 2006 increased by approximately $2.8 million (excluding inter-segment sales of approximately $3.8 million for the thirteen weeks ended September 30, 2006) compared to the thirteen weeks ended October 1, 2005 primarily due to increased sales to the DoD.  This increase resulted from a $6.0 million increase in UGR-A sales, which were offset by a $3.8 million increase in MRE sales which shipped from our new MRE assembly operations in Cincinnati and approximately $0.6 million in increased military other and other sales.

Net sales for our PFD segment for the thirteen weeks ended September 30, 2006 increased approximately $6.9 million (excluding inter-segment sales of approximately $3.5 million and $8.0 million for the thirteen weeks ended September 30, 2006 and October 1, 2005, respectively) compared to the thirteen weeks ended October 1, 2005 primarily due to: (i) an increase in co-manufacturing sales of approximately $4.1 million as described above; (ii) increased sales of our specialty products of approximately $1.6 million primarily as a result of the launch of our Eversafe brand which was partially offset by discontinued sales of our Homestyle Express and Asian Style Select brands in the prior year and (iii) net increased sales of military products primarily associated with approximately $3.8 million in MREs shipped from our new assembly facility in Cincinnati, which were offset by the delay in the Tray-Pack award of approximately $2.1 million and lower UGR-A product sales of $0.5 million.

Operating Profit.  Profit from operations for our RAD segment for the thirteen weeks ended September 30, 2006 decreased by approximately $2.5 million compared to the thirteen weeks ended October 30, 2005.  Included in the decreased operating profit are restructuring charges of approximately $1.2 million related to pay-to-stay severance arrangements and accelerated depreciation, as discussed in Note 5 to the unaudited consolidated financial statements.  The remaining decrease is attributable to decreased margins earned on MREs shipped out of our Cincinnati facility during the third quarter and lower profit margins earned on product mix.

Profit from operations for our PFD segment for the thirteen weeks ended September 30, 2006 decreased $1.4 million compared to the thirteen weeks ended October 1, 2005 primarily due to: (i) $1.0 million in unfavorable production variances incurred on co-manufacturing contracts; and (ii) lower contribution margins earned on co-manufacturing contracts of approximately $1.0 million, which were only partially offset by margins earned on MRE shipments from the Cincinnati MRE assembly facility.

Comparison of the thirty-nine weeks ended September 30, 2006 to the thirty-nine weeks ended October 1, 2005

Net sales for our RAD segment for the thirty-nine weeks ended September 30, 2006 increased $0.8 million compared to the thirty-nine weeks ended October 1, 2005 (excluding inter-segment sales of $3.8 million for the thirty-nine weeks ended September 30, 2006) because of $13.8 decreased sales of MREs from our RAD segment offset by higher UGR-A sales of $9.8 million and $4.8 of other military and other speicalty an scrap sales.

Net sales for the PFD segment for the thirty-nine weeks ended September 30, 2006 increased approximately $24.2 million compared to the thirty-nine weeks ended October 1, 2005 (excluding inter-segment sales of $20.1 million and $28.1 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively)  due to (i) an increase in co-manufacturing net sales of approximately $23.4 million; (ii) $3.8 million of MRE sales formerly included in our RAD segment and (iii) increased sales of our other branded products of $0.9 million.

Operating Profit.  Profit from operations decreased by approximately $8.1 million for the RAD segment for the thirty-nine weeks ended September30, 2006 compared to the thirty-nine weeks ended October 1, 2005. This decrease in profit from operations was primarily the result of approximately $2.8 million in accelerated depreciation expenses related to our decision to relocate our assembly operations from McAllen, Texas to Cincinnati, Ohio and approximately $1.2 in expenses related to pay-to-stay severance arrangements.  The remaining decrease was due to lower prices earned on MRE-25 surge orders, the lower prices of which occurred in the first five months of fiscal 2006, coupled with the delay in shipments of MRE-26 base contracts and MRE shipments that occurred out of our new assembly facility in Cincinnati.

Profit from operations increased by approximately $3.0 million for the PFD segment for the thirty-nine weeks ended September 30, 2006 compared to the thirty-nine weeks ended October 1, 2005.  The increase in operating profit was primarily attributable to selling, general and administrative expenses that are now being recorded at the corporate facility.  These selling, general and administrative expenses are consolidated for presentation in our financial statements but are segregated in Note 11 to the unaudited consolidated financial statements.  Gross profit decreased approximately $0.2 million largely because of gross margin impact due to higher cost of production on new co-manufacturing sales of approximately $2.3 million and unfavorable production variances on co-manufacturing products of approximately $2.5 million, which were offset by: (i) higher co-manufacturing volumes; (ii) gross profit earned on MRE sales from our new MRE assembly facility and (iii) a return to profitability on our specialty brands as a result of our Eversafe brand launch in June of 2006 coupled with the exit from the grocery aisles of our Homestyle Express and Asian Style Select brands.

Liquidity and Capital Resources

The following table summarizes our net cash provided by or (used in) our operating activities, investing activities and financing activities and our capital expenditures for thirty-nine weeks ended September 30, 2006 and October 1, 2005:

	Thirty-nine Weeks Ended
	October 1, 2005	September 30, 2006
Net cash provided by (used-in):
Operating activities	$8,293,628	$(16,912,624)
Investing activities	(11,024,135)	(12,418,137)
Financing activities	(52,584)	12,000,000
Capital expenditures	(11,024,135)	(12,418,137)

Operating Activities.  Net cash (used in) provided by operating activities was approximately ($16.9) million and $8.3 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively. Cash generated from operating activities decreased during the first thirty-nine weeks of 2006 as compared to 2005 due primarily to inefficient operational performance, payments made against outstanding current trade accounts payable, bond interest payment and taxes and offset by reduced levels of inventory and float of approximately $11.7 million.  Additional negative impact resulted from lower expenditures related to our consolidation efforts and project expenditures that were not capitalized and lower margins earned on sales as a result of unfavorable production variances discussed above.

Investing Activities.  Net cash used in investing activities was approximately $12.4 million and $11.0 million for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively and primarily attributable to capital expenditures in support of additional capacity and improvement of both military and co-manufacturing lines as well as infrastructure.

Financing Activities.   Net cash provided by (used-in) financing activities was approximately $12.0 million and ($0.1) for the thirty-nine weeks ended September 30, 2006 and October 1, 2005, respectively.  Sources of financing were obtained from net borrowing of $12.0 million on our revolving loan agreement (the “Revolving Loan Agreement”) whereas the prior year activity related to issuance of the Senior PIK Notes.

As of November 10, 2006, we had outstanding borrowings of $15.0 million against our Revolving Loan Agreement. Significant uses of cash during the third quarter of 2006 and the weeks of October 2006 included payment on the Senior Secured Notes of approximately $6.8 million, purchases with an associated material cost of approximately $12.5 million to support UGR-A sales orders that shipped during August, and build out of our new assembly facilities located adjacent to our manufacturing facility in Cincinnati, Ohio of approximately $5.5 million.  The timing and size of these expenditures required that we borrow significantly against our Revolving Loan Agreement as payments on our military contracts were significantly delayed due to technical receiving and processing issues by the DoD.

Our current cash flow and financial statement forecast for the remainder of fiscal 2006 suggest that we will still have remaining unrepaid borrowings against the Revolving Loan Agreement in the approximate amount of $4.0 million and may require additional borrowings to fund our January 2007 bond interest payment.  As of September 30, 2006, we were in compliance with all financial covenants.  However, based on our recent financial forecast, it is probable that we will violate our covenant requiring positive operating profit at December 31, 2006.

A violation of this financial covenant or one of our other financial covenants on either the intercreditor agreement or our Revolving Loan Agreement could cause us also to be in default on our other agreements, including the indentures governing our Senior Secured Notes and our  13.875% senior PIK notes due 2011 (the “Senior PIK Notes”) of our Parent Company.  In the event we were to violate our minimum profitability covenant or any of our other financial covenants, we would seek to resolve the issue either by satisfying the covenant within the allotted period or by obtaining the appropriate waivers.  If we are unable to mitigate the covenant violation within the allotted period or to obtain waivers, the outstanding debt on the Senior Secured Notes and the Revolving Loan Agreement would become payable. In that event, we would seek alternative forms of financing which may not be available to us on satisfactory terms, or at all.  Our failure to obtain financing would materially and adversely affect our financial condition, operating results and liquidity position.

Long-Term Debt Expenditures.   In connection with our $125 million Senior Secured Notes and our  Revolving Loan Agreement, we will continue to incur significant debt service payments including interest in future years. Total cash interest payments related to the Senior Secured Notes will be approximately $13.6 million on an annual basis. We incurred approximately $10.5 million of interest expense (including bond amortization cost) relating to the Senior Secured Notes and our Revolving Loan Agreement in the thirty-nine week period ended September 30, 2006. To the extent we have borrowings outstanding under our Revolving Loan Agreement, we will have additional cash interest payments. Our borrowings against our Revolving Loan Agreement was $12.0 million at September 30, 2006.

The indentures governing the Senior Secured Notes, and our Revolving Loan Agreement, impose significant operating and financial restrictions on us. These restrictions limit or prohibit, among other things, our ability to incur additional indebtedness, repay indebtedness prior to stated maturities, pay dividends on or redeem or repurchase our stock, issue capital stock, make investments, create liens, sell certain assets or merge with or into other companies, enter into certain transactions with stockholders and affiliates, make capital expenditures, sell stock in our subsidiaries and restrict dividends, distributions or other payments from our subsidiaries. In addition, our new Revolving Loan Agreement requires us to meet certain financial ratios and financial condition tests. At September 30, 2006, we were in compliance with all covenants related to our Senior Secured Notes and Revolving Loan Agreement.

On February 11, 2005, the Company and its wholly-owned finance subsidiary, TWC Holding Corp., co-issued their Senior PIK Notes, in the approximate aggregate principal amount of $62,259,000 net of a discount of approximately $36,259,000. The Senior PIK Notes earn interest at the rate of 13.875% per annum, mature on August 15, 2011 and are unsecured obligations of the Company and TWC Holding Corp. Neither the Company nor any of its subsidiaries guaranteed the Senior PIK Notes. The Senior PIK Notes limit our ability to incur additional indebtedness, pay dividends, make other distributions, make certain investments, certain assets or merge with or into other companies. Because we are a holding company with no operations and only have an investment in the Operating Company and because TWC Holding Corp. has no independent operations or assets, future cash flows or assets of the Company through 2011 may be required to service the $62.3 million Senior PIK Notes, upon their maturity.

We expect our remaining capital expenditures in 2006 to be approximately $3.5 million, primarily related to support plant renewal and consolidations, efficiency improvements and expansion of our co-manufacturing business.

Our principal sources of liquidity are cash flow generated from operations and borrowings under our Revolving Loan Agreement.  As of September 30, 2006, we had borrowings under the Revolving Loan Agreement of $12.0 million.  In addition to fluctuations in business volume, cash flows from operations are affected by contract terms for billing and collection. Our liquidity will also continue to be dependent on a number of other factors, including the timing of collection on our contract receivables, processing of weekly and bi-weekly payroll and associated taxes and payments to our suppliers. Our principal uses of cash will meet debt service requirements, finance our capital expenditures and provide working capital. Our future operating performance and ability to extend or refinance our indebtedness will be dependent on future economic conditions and financial, business and other factors that are beyond our control.

Off-Balance Sheet Arrangements.  We do not have transactions or relationships with variable interest entities, and do no have any off-balance sheet financing other than normal operating leases.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk, primarily from the impact of interest rate changes on our  use of variable rate debt which was $12.0 million at September 30, 2006. Our exposure to market risks from foreign currency and commodity price fluctuations is limited since all of our fiscal year 2006 and 2005 purchases and sales are denominated in U.S. dollars and since raw commodities do not comprise a significant percentage of our costs. Other than with respect to our sales to the Canadian military, we generally do not have exposure to foreign currency risk. In addition, because our customary contract terms pass through increases in the costs of commodities underlying our products to our customers, we generally do not have exposure to commodity price risk. Other than with respect to potential hedges on sales to the Canadian military, we do not hedge our exposure to foreign currency or commodity price risk. We do not hold any derivatives for trading or speculative purposes. Changes in the fair value of derivatives are recorded in current earnings along with the change in the fair value of the underlying hedged item.

All of our outstanding bank debt bears interest at variable interest rates tied to the prime interest rate. The use of variable rate debt to finance our operations and capital improvements exposes us to variability in interest payments due to changes in interest rates. We had limited exposure to variable rates at September 30, 2006. We believe that a hypothetical 1% increase in interest rates on our variable rate debt for a one-year period would have had no significant impact on our net income.

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

b.  Changes in Internal Controls

There have been no changes in our internal controls over financial reporting that have occurred during the thirty-nine weeks ended September 30, 2006  that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are those that do not relate solely to historical fact. Forward-looking statements include, but are not limited to, any statement that may predict, forecast, indicate or imply future results, performance, achievements or events, including statements about our confidence in our prospects and strategies; our development and expansion plans and expectations for the future; competitive pressures and trends in our industry; and general economic conditions.  In addition to statements which are forward-looking by reason of context, the words “believe,” “anticipate,” “expect,” “estimate,” “intend,” “project,” “plan,” “will,” or words or phrases of similar meaning identify forward-looking statements.

These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties, including, but not limited to, economic, competitive and governmental factors outside of our control, that may cause actual results to differ materially from trends, plans or expectations set forth in the forward-looking statements and that may adversely affect us. It is not possible for us to predict all of these uncertainties, nor can we assess the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in forward-looking statements, including the list of risks outlined below in “Risk Factors.”  We assume no obligation to update our forward-looking statements.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

During the thirty-nine weeks ended September 30, 2006, there were no material changes to the Company’s previously disclosed legal proceedings. Additionally, we are, and from time to time may be, a party to routine legal proceedings incidental to the operation of our business. The outcome of any pending or threatened proceedings is not expected to have a material adverse effect on our financial condition, operating results or cash flows, based on our current understanding of the relevant facts. Legal expenses incurred related to these contingencies are expensed as incurred.

Item 1A.   Risk Factors.

 There have been no material changes in risk factors from those described in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the SEC on March 31, 2006.  Some of the risks which may be relevant to the Company include:

•                  the adequacy of the Company’s liquidity and capital resources;

•                  the Company’s ability to meet the terms of the Revolving Loan Agreement, including the financial covenants;

•                  the Company’s contracts with the U.S. government;

•                  the U.S. Department of Defense’s budget in general and the U.S. military activity in particular;

•                  the Company’s ability to implement our co-manufacturing plans;

•                  competitive pressures and trends in the Company’s industry;

•                  risks related to the Company’s Senior Secured Notes and Revolving Loan Agreement (including the value of collateral);

•                  changes in prevailing interest rates; and

•                  legal proceedings and regulatory matters.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

On November 8, 2006, the operating agreement governing TWC Holding LLC, the sole stockholder of the Wornick Company, was amended, effective as of the dates indicated in the amendments filed with this Form 10-Q.  Amendments No. 4 and 5 reflect the relinquishment of the Class B membership interests of Kevin Mooi and Jon Geisler, respectively.  Amendment No. 6 reflects the award of Class B membership interests to Tara Burke, John Gutzwiller and Michael DeVaudreuil and their admission as newly admitted members of TWC Holding LLC.

Item 6.    Exhibits.

No.	Description

3.1	Amendment No. 4 to the Limited Liability Company Operating Agreement of TWC Holding LLC

3.2	Amendment No. 5 to the Limited Liability Company Operating Agreement of TWC Holding LLC

3.3	Amendment No. 6 to the Limited Liability Company Operating Agreement of TWC Holding LLC

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE WORNICK COMPANY
(Registrant)

Date: November 14, 2006	By:	/s/ MICHAEL M. THOMPSON
Michael M. Thompson
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2006	By:	/s/ BRIAN A. LUTES
Brian A. Lutes
Chief Financial Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)